Form 10-K
period 2014-12-31
Electric Vehicle Research Corp
filed 2015-03-26
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 333-192405

ELECTRIC VEHICLE RESEARCH CORPORATION
(Exact Name of Registrant as specified in its charter)
Florida	46-3046340
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

8309 Mount Logan Court, Las Vegas, Nevada	89131
(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) (702) 485-7800

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered

None

N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.     (_) Yes (X) No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.

(_) Yes (X) No

.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject tot such filing requirements for the past 90 days.     (X) Yes (_) No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (_) Yes (X) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (_) Yes  (X)  No

(_)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “ “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_) Non-accelerated filer (_) (Do not check if a smaller company)	Accelerated filer (_) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

(_) Yes (X) No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.00

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $0.0001 par value, as of March 23, 2015 was 31,635,598 shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

NONE

ELECTRIC VEHICLE RESEARCH CORPORATION

ANNUAL REPORT ON FORM 10 K

Fiscal Year Ended December 31, 2014

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of ELECTRIC VEHICLE RESEARCH CORPORATION for the year ended December 31, 2014 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report.  This annual report contains forward looking statements that involve risks and uncertainties.  We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this annual report.  Our actual results could differ materially from those anticipated in these forward-looking statements.

PART I

Item 1. Business

ELECTRIC VEHICLE RESEARCH CORPORATION (hereinafter “EVRC”) is a company incorporated in the State of Florida in June 2013. We were formed as a consultant to the electric vehicle research and technologies industry.  The electric vehicle research and technologies industry is subject to constant change due to market trends, thereby making it extremely competitive. The electric vehicle research and technologies industry is complex, because several segments are regulated by both federal and state governments. EVRC’s approach assists general business operations with the growth and development, international expansion and marketing aspects of their business, allowing our potential customers to focus on the business aspects of operations. By using the services provided by EVRC, our clients are free to focus on compliance with regulations within their industry, and to complete their primary business goals.

ELECTRIC VEHICLE RESEARCH CORPORATION focuses on three main aspects of the consulting business: operations management, international expansion strategy and marketing. Assisting business owners to build strong relationships with their vendors, partners and contractors will allow our client companies to add business stability through retention of key personnel, project success and brand sustainability.

Our programs will be tailored to meet the needs and requests of our clients. We will assist our clients with growth by increasing their customer base and assisting their operations and growth management in new markets.

We will provide customized business strategies, based upon client preference, which may include any or all of the following:

•

International and domestic corporate development strategies,

•

Strategic and financial partnering,

•

Project Management,

•

Seminars and Special Events; and,

•

Marketing.

The company has consulted on a number of projects on a pro-bono basis to establish a strong corporate history toward obtaining a strong paying client base. The rate charged for our services will be dependent upon the level of consulting services the client company is interested in utilizing and the complexity of the client company business. EVRC consulting fees will be negotiated and established based upon factors such as the level of services requested by the client.

Thus far we have marketed our services primarily to electric vehicle research and “green" technology, renewable energy, companies located in the United States of America (the “U.S.”). EVRC has been doing business since inception, June 2013.  Originally formed to do any and all legal business, the intent of the corporation was to specialize in corporate development and growth management consultation.  ANDREW S. MYNHEER, our president has been involved in the company since inception and is the founder.  We focus on geographic areas, projects and budget levels where we believe there are significant demand for our services and the potential for attractive returns to our company and investors. We do not consider our company to be a “blank check company” as such term is defined in Securities and Exchange Commission Rule 419; however, we are a company with minimal revenues and limited operations and our auditor has expressed substantial doubt about our ability to continue as a going concern. The company is not a “blank-check company” and is not being formed for the purposes of a reverse merger or any other like transaction. The company has no present plans to be acquired or to merge with another company nor does the company, nor any of its shareholders, have plans to enter into a change of control or similar transaction The company does now and will continue to operate as an advisory company, on a fee-based compensation basis, for independent clients requiring our expertise, experience and international contact networks. Any acquisitions that the company may make in the future, would be of companies similar in nature to our own, operating in similar or complementary industry segments or geographic location; that would provide EVRC with new growth opportunities or competitive advantage. However, even though our business plan does contemplate potential growth through the acquisition of specialty service providers and other independent consulting services companies that would complement our business plan we are first and foremost a business consulting company EVRC anticipates growth through the consolidation of consulting service providers, proprietary processes and small to mid-sized independent management consulting companies that operate in related industries. Our management has designed an aggressive but straightforward strategy to transition EVRC to a full service independent consultant to the electric vehicle research and technologies industry solutions provider in addition to our consulting with minimal risk to the existing operation.

We believe that our conduct to date evidences significant, bona fide business operations and a scenario that is wholly inapposite to any attempt to create the mere appearance of a specific business plan and effort to avoid the application of Rule 419.

The Company is focused on addressing areas of business, which concentrate on new technological and engineering concepts relating to electric vehicle development and those related components that assist in advancing the electric vehicle industry. These include:

•

Advancement of Brushless DC & AC Motor design (more powerful);

•

Advance new ideas of liquid cooling for all Motors;

•

New Multi-motor concepts for optimum performance and recharge;

•

Small, Hi-energy cost effective battery packs;

•

Electronic Variable Gearbox introduction (Digitally Controlled) to optimize power;

•

Introduction of pure composite sub-construction and manufacture;

•

Range Extender (Gen-set) new ’green’ design (non polluting), and;

•

New Air Engine/Motor Design, prototyping and manufacture.

The founders of Electric Vehicle Research Corporation have extensive experience in both the technical development and production processes aspects associated with this industry, and for this reason, we intend to provide the following technical advice services, on a contractual basis, to manufacturers of electric vehicles and related technologies to include but not be limited to:

1.

New Liquid Cooling of DC and AC Motor Design Casings

2.

Compressed Air New Motor Design

3.

Electronic Tiptronic Differential adaption

4.

Automatous Vehicle adaption to EVs

5.

Engineering artwork, design and construction from drawing board

6.

Assist in pattern making of prototypes through to development pre-production vehicle including all fabrication and engineering and tooling designs, commercial ‘Plugs’ and production molds

7.

Work included Alloy and Composite materials

8.

Set up mail order division and include all packing

(a)

Reports to security holders.

(1)

The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of any such report.

(2)

The Company will file reports with the SEC.  The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3)

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A. Risk Factors

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

NONE

Item 2. Properties

We do not own any real property.  Our offices are currently located at 8309 Mount Logan Court, Las Vegas, Nevada 89131. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 6 months, until our business plan is more fully implemented. As a result of our method of operations and business plan, we do not require personnel other than Mr. MYNHEER, Chief Executive Officer and Director, to conduct our business. In the future, we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Mine Safety Disclosures

NOT APPLICABLE.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is presently no public market for our common stock.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.  A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale

Holders

On December 31, 2014 there were 62 shareholders of record of our common stock.  There are 31,635,598 shares of our Common Stock issued and outstanding.

Dividends

Since inception we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.  Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, that our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of Electric Vehicle Research Corporation, Inc. common stock without registration during the last four years.  No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.  The following securities of Electric Vehicle Research Corporation, Inc. were issued by Electric Vehicle Research Corporation, Inc. within the past four (4) years and were not registered under the Securities Act of 1933: The shares of our common stock were issued pursuant to Section 4(2) of the Securities Act of 1933 and the exempt transaction provisions of applicable state law.   All shareholders in our Section 4(2) offering are sophisticated investors who are personally known by our president, ANDREW S. MYNHEER.  Each shareholder had sufficient knowledge and experience in finance and business matters to evaluate the risks and merits of the investment or was otherwise able to bear the economic risks of an investment in our company.  Additionally, each shareholder was provided with access to the type of information about our company that would normally be provided in a prospectus.  Finally, the shareholders agreed not to resell or distribute the securities to the public and were aware that each certificate representing shares of our common stock would bear a restrictive transfer legend to prevent any unauthorized distribution.

Name of Stockholder	Shares Received	Date Shares Sold	Consideration
Jenkin Wong	6,666	February 10, 2014	$5,000
Emmy Shu Ying	10,000	May 23, 2014	$7,500
David Henkel	6,666	June 11, 2014	$5,000
Jenkin Wong	6,666	July 22, 2014	$5,000
Allen Wong	10,000	August 31, 2014	$7,500
Soellingen Advisory Group	300,000	September 25, 2014	$42,000
Soellingen Advisory Group	500,000	September 25, 2014	$25,000
Wei Peng Zhuang	103,600	November 28, 2014	$51,800
Andrew S. Mynheer	15,000,000	June 14, 2013	Services
Christopher J. Mynheer	15,000,000	June 14, 2013	Services

Item 6. Selected Financial Data

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.  The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

Our Business Overview

Electric Vehicle Research Corporation, Inc. (EVRC), a Florida  corporation, (the "Company") provides consulting services primarily to independent business owners and other market participants located in California, the Southeast and Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of business operations. We have conducted our operations primarily in industry/incentive friendly regions of The United States of America.

Other consultancy companies have been concentrating on either infrastructure or specific areas of business such as battery technology and sourcing. Although this is important one has to appreciate that the overall business of electric vehicles and there implementation is considerably more complex than just specific areas where many of these companies aim to cover. The whole business has to be looked at from the ground up, from actual vehicle design, development, which then is mated to a successful power train package along with effective on-board battery and charging technologies. These overall packages will be a much more coherent way of conducting business as the packaging of complete systems mated to a successful vehicle design is key to its eventual uptake in the future along with infrastructural changes needed to both be safe and charge quickly and cost effectively.

Plan of Operation

Our plan of operation for the next twelve months will be to expand our client base. We market our consulting services to small and medium size businesses. As we continue to grow we will need to raise additional funds. We do anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We have been able to secure a paying client that did not cover operational expenses. We were paid a onetime fee of $19,815 to research the compatibility of a drive train system with an electric motor. We were able to confirm our client's proposed drive train is compatible with an electric motor and have completed that project. We do not have any other consulting projects at this time, however, our CEO has been in the Electric Vehicle manufacturing business for many years (as further described following table 3 on page 26) and will continue making initial contact with his previous associates to secure additional paying clients.

We do not have need for the purchase of any property or equipment at this time. EVRC will not have any significant changes in the current number of employees.

The electric vehicle industry is a vast (and growing) global market. The key factors supporting this growth and opportunity include:

•

New ideas of advancement can be patented and potentially sold for profit

•

New ideas would be patented creating corporate intellectual property (I.P)

•

Fastest growing sector of the (electric) Automotive Industry

•

Global out-reach and demand for green technologies

•

Fast growing International Commercial Vehicle Sector

•

The potential for both long and short-term gains

•

Massive International trade

•

International grants and funding also available

The founders of Electric Vehicle Research Corporation have extensive experience in both the technical development and production processes aspects associated with this industry, and intend on providing these services, on a contract basis, to manufacturers of electric vehicles and related technologies.

Our directors have agreed to continue to fund our operations as needed over the next 12 months until cash flows are sufficient to sustain operations.  Pursuant to the agreement it is binding on our CEO and he has agreed to only the return of his capital with no interest or other consideration. Thus far there has not been any need for funds provided by our CEO.  In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Consulting Relationship

New Opportunity Business Solutions, Inc. is a non-related entity that provides consulting services to our Company. EVRC is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate. The note is as support for the consulting fee which was owed by EVRC but not paid as required. Both note and consulting agreement with all terms are attached as exhibits. Accrued interest at December 31, 2014 was $31,080.

New Opportunity Business Solutions, Inc. the Consultant, shall serve generally, on a non-exclusive basis, as a corporate consultant. New Opportunity Business Solutions, Inc. will prepare and assist with the filing of an S-1 Registration statement with the Securities Exchange Commission and any required amendments thereafter, prepare and assist with the filing of a 15c211 with the Financial Investment Regulatory Authority (FINRA) and any required amendments thereafter, and those other filings that shall, from time to time, be required, to successfully obtain a quotation of the Company's common shares on the OTC Bulletin Board and obtain trading thereupon. NOBS will also be responsible throughout the term for the timely preparation of financial statements, annual 10K and quarterly 10Q statements for review by a PCAOB accountant and the Company's SEC counsel, and assisting in timely EDGAR filing of 10K and 10Q's with the SEC.

 The contract is for a 12 month term.  The amount of the contract is $199,800 due and payable in full on July 21, 2013. The Company will expense the contract over the 12 month term in the amount of $16,650 per month.   As of December 31, 2014 the company has expensed 12 month or $199,800 and the prepaid balance was $-0-.

Soellingen Advisory Group, Inc. (SLLV) is a non-related entity that provides consulting services to our Company. EVRC is a client of Soellingen Advisory Group, Inc.

Soellingen is to provide general corporate advisory services. The agreement further provides for an introductory fee, in the event that a (3rd party) private investment, is made as a result of introductions made by Soellingen.

The initial term of this Agreement shall be twelve (12) months beginning June 25, 2013. This Agreement will automatically renew for successive three (3) month terms unless or until terminated by either the Company or Soellingen according to the termination provisions herein; attached as exhibit

On November 24, 2014 Electric Vehicle Research Corporation ("EVRC") entered into an Engagement Letter (the "Engagement Letter") with Sigur Capital ("Sigur") where Sigur has been engaged to act as the lead advisor to Electric Vehicle Research Corp. working in close consultation with the Company and some of its existing advisers.  Sigur will use all reasonable endeavors to assist the Company by providing the Advisory Service and introductions to its established pools of international capital.

Per the Engagement letter, Sigur will take on the role of bringing qualified accredited investment to EVRC. The Financings, also achieved with the assistance of Sigur, will enable the Company to have access to more than adequate funding for the successful execution of its business plan. The company is to pay a $35,000 engagement fee out of the first financing proceeds if successful.

12 Month Growth Strategy and Milestones

While a strategic and wisely executed marketing campaign is key to expanding our customer base; providing new, cutting-edge, innovative strategies developed and implemented for our clients, will provide a solid platform upon which our operations will continue to grow and deliver long-term success.

Note: The following milestones are based on the company's business development strategy following this registration statement becoming effective.

0-3 Months

$19,500.00

Provided by equity or debt offering

Establish an office in Nevada.

Preliminary contact with relevant industry colleagues and supplemental research resources and personnel.

Commence pre-marketing of those technologies and industries to which EVRC anticipates providing its research and consulting services.

4-6 Months

$20,000.00

Provided by operations and or equity/debt offering

Web site development and promotional events.

Establish industry links with prospective suppliers and corporate clients in domestic and international markets.

Travel to relevant industry association events and trade shows.

7-12 Months

$40,000.00

Provided by operations and or equity/debt offering

Discussions with interested companies (product development companies and manufacturers) to begin establishing joint research and development projects.

Acquisition of new equipment to increase the company's core capabilities and to enable it to provide its clients with value added contract research.

New clients will be brought in along with a growing staff to accommodate the growing demand accordingly.

Federal institutions will then be approached for larger possible joint ventures which will see a separate revenue income.

Results of Operations for the year ended December 31, 2014 and for the period June 13, 2013 (inception) through December 31, 2013.

The Company’s results of operations are not comparable due to the inception date being June 13, 2013.

Revenues

Consulting income.  Total consulting income for the year ending December 31, 2014 was $19,815 and $-0- for the period from June 13, 2013 (inception) through December 31, 2014.  The increase was the result of a consulting contract for converting an automobile over to electric.

Operating Expenses

Total Expenses.  Total expenses for the year ending December 31, 2014 was $257,973 and $224,546 for the period from June 13, 2013 (inception) through December 31, 2013.  Total expenses consisted of stock based compensation of $-0- and $28,000, respectively; professional fees of $189,769 and $165,550, respectively; selling, general and administrative of $46,847 and $14,035, respectively; research and development of $20,915 and $6,138, respectively; and interest expense of $20,257 and $10,823, respectively.  The increase in total expenses were primarily due to a full 12 months of operations.

Financial Condition

Total Assets.  Total assets were $17,454 and $94,427 at December 31, 2014 and 2013, respectively.  Total assets at December 31, 2014 and 2013 consisted of cash of $15,454 and $77, respectively; and prepaid expense of $2,000 and $94,350, respectively.  Total assets were due to cash received via subscription agreements and a consulting contract. The prepaid expense was due to a contract with New Opportunity Business Solutions and has been fully expensed as of December 31, 2014.

Total Liabilities.  Total liabilities were $313,573 and $256,373 at December 31, 2014 and 2013, respectively.  Total liabilities at December 31, 2014 and 2013 consisted of accounts payable of $82,693 and $45,750, respectively; notes payable of $199,800 and $199,800, respectively and accrued interest of $31,080 and $10,823, respectively.  Total liabilities were due to the promissory note related to consulting contracts and a payable associated with the preparation of the S1 registration statement.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the year ending December 31, 2014 of $257,973.  The Company has an accumulated loss of $482,519 as of December 31, 2014.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At December 31, 2014 we had working capital deficit of $296,119.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the year ending December 31, 2014 was ($66,423) and $(34,523) for the period from June 13, 2013 (inception) through December 31, 2013.

Net cash provided by financing activities for the year ending December 31, 2014 was $81,800 and $34,600 for the period from June 13, 2013 (inception) through June 30, 2013.  Net cash provided by financing activities is from the issuance and proceeds of stock sales.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.  Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2014.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A. Controls and Procedures

(a)  Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting  was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud.  A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met.  Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of this section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Change in Internal Control Over Financial Reporting

We have not made any significant changes to our internal controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Item 9B. Other Information

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below.  Our By Laws provide for not less than one and not more than fifteen directors.  All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
ANDREW S. MYNHEER	53	CEO & President, Director
CHRISTOPHER J. MYNHEER	57	Director

ANDREW S. MYNHEER- Chief Executive Officer, President and Director

From June 13, 2013 through the present Mr. Andrew S. Mynheer has been the Chief Executive Officer of Electric Vehicle Research Corporation, Inc.  Mr. Andrew Mynheer, a born entrepreneur, was born and educated in Oxford, England. Initially trained in both design and management for the motor trade, with over 25 years’ experience. Early days in the automotive sector from mechanical training to technical and managerial courses in both the United Kingdom and North America proved invaluable and set the tone for the following decades. Mr. Mynheer then operated several design companies successfully and sold to larger organizations. This experience has given him a clear direction with all-round business experience to foresee potential business problems. Also, being able to cater for short and long term planning including day-to-day running is a real advantage with his extensive hands on approach.

A natural business developer with a strong leadership skills and engineering bias to new designs and techniques, which has seen patents to his name in both disability and automotive sectors.

His extensive experience in start-ups from ground up, to the eventual selling of companies. A 25 year experience of business acumen along with a clear direction for new ideas and business has proved invaluable to the success in Europe and now looks to achieve the same goal here in North America. An ability to work with other specialists in advanced fields such as the Electric Vehicle Industry will see a fast growth over the next 10-20 years globally and now is the time for new ideas to be developed for eventual mass markets.

The past decade has seen Andrew concentrate his skill set in being both CEO of companies in the design and development of new electronic and engineering projects specializing in the automotive sector and in particularly full electric vehicles. The design and construction of the next generation vehicles will see vast changes with the new technologies and composite processes to be used in prototype and eventual production. The vision and foresight to undertake these new design processes and specialized skill set will be offered to external companies where advice with experience can be given.

CHRISTOPHER J. MYNHEER – Director

From June 13, 2013 through the present Mr. Christopher J. Mynheer has been a director of Electric Vehicle Research Corporation, Inc.  Mr. Christopher Mynheer, Designer Artist, was born and educated in Oxford and London England. Trained in both art and design as visionary and storyboard artist with over 30 years’ experience. Having served as Director in his previous employment gives him the experience and knowledge that the company needs in a director. His leadership will serve as an asset to the company's Board of Directors.

Early days in the automotive sector from pattern making to production and managerial courses in both the United Kingdom and North America proved invaluable and set the tone for the following decades. This has given him a clear direction as to be able to be adaptable to current design philosophies, mechanical and also electrical. Also, being studio manager in charge of fifteen people to design and create work by extreme deadline has given me a good working knowledge of people management as regards work ethics and personalities.

His extensive experience in start-ups from ground up, to the eventual selling of companies. A 30 year experience of business acumen along with a clear direction for new ideas and business has proved invaluable to the success in Europe and now looks to achieve the same goal here in North America. An ability to work with other specialists in advanced fields such as the Electric Vehicle Industry will see a fast growth over the next 10-20 years globally and now is the time for new ideas to be developed for eventual mass markets. The past decade has seen Christopher concentrate his skills set in being both designer in many companies and development of new electronic and engineering projects specializing in the automotive sector. The design and construction of the next generation vehicles will see vast changes with the new technologies and composite processes to be used in prototype and eventual production. The vision and foresight to undertake these new design processes and specialized skill set will be offered to external companies where advice with experience can be given.

Beyond the general running of the businesses, he has undertaken in building one off custom hotrods and also a line of composite furniture.

We believe that Messer's Mynheer’s experience in the automotive industry as well as the managerial skills they developed during such tenure provide ample qualification for them to serve as officers and directors for our Company.

Family Relationships:  Messer’s Mynheer are brothers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as set forth herein, none of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

The Board of Directors acts as the Audit Committee, and the Board has no separates committees.  The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such expert.  The Company intends to continue to search for a qualified individual for hire.

Code of Ethics.

We previously adopted a Code of Ethics that was attached as an exhibit to our Form S-1 filed with the SEC on November 19, 2013.

Meetings and Committees of the Board of Directors

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions.  Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee or an audit committee financial expert.  We expect to form such a committee composed of our non employee directors.  We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person.  Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors.  Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2014 our Board of Directors consisted of Messer’s Mynheer.  At present, the Board of Directors has not established any committees.

Director Compensation

There are currently no compensation arrangements in place for members of the Board of Directors.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served a the end of the fiscal year December 31, 2014, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock	Option	Non-equity	Nonqualified	All other	Total
				Awards	Awards	incentive	deferred	compen-
						plan	compensation	sation
Name and principal position (1)	Year	($)	($)	($)	($)	compensation ($)	earnings ($)	($)	($)
ANDREW S. MYNHEER President, CEO	2013	-0-	-0-	1,500	-0-	-0-	-0-	-0-	1,500
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CHRISTOPHER J. MYNHEER, Director	2013	-0-	-0-	1,500	-0-	-0-	-0-	-0-	1,500
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

There is no employment contracts with Messer’s Mynheer at this time.  Nor are there any agreements for compensation in the future.  A salary and stock option and/or warrants program may be developed in the future.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
ANDREW S. MYNHEER, President, CEO	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CHRISTOPHER J. MYNHEER, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2014, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities.  In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.  Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class	Total Votes
ANDREW S. MYNHEER 727 B Lawson Avenue Kelowna BC V1Y 6S9, Canada	15,000,000	47.41%	15,000,000
CHRISTOPHER J. MYNHEER 727 B Lawson Avenue Kelowna BC V1Y 6S9, Canada	15,000,000	47.41%	15,000,000
All Executive Officers and Directors as a Group (1)	30,000,000	94.82%	30,000,000

(1)

This figure represents the number of shares of common stock beneficially owned by Messer’s Mynheer. The percentages are based on a 31,635,598 shares of common stock issued and outstanding as of the date of this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

In June 2013 the company issued our CEO 15,000,000 shares of common stock at par $0.0001 for services totaling $1,500.

In June 2013 the company issued our Director 15,000,000 shares of common stock at par $0.0001 for services totaling $1,500.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Director Independence

We have not established our own definition for determining whether our director or nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that they are officers of the Company. We also have not established any committees of the Board of Directors.

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. As our operations generate revenue we intend to seek additional members for our board of directors and establish our own definition of “independent” as related to directors and nominees for directors.  We further intend to establish committees that will be suitable for our operations as our business operations warrant.

Item 14. Principal Accounting Fees and Services

	2014	2013
Audit fees	6,000	4,000
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee.  The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule

Exhibit Number and Description			Location Reference
(a)	Financial Statements		Filed herewith
(b)	Exhibits required by Item 601, Regulation S-K
(3.0)	Articles of Incorporation
	(3.1)	Initial Articles of Incorporation filed with S-1 Registration Statement on November 19, 2013.	See Exhibit Key
	(3.2)	Bylaws filed with S-1 Registration Statement on November 19, 2013	See Exhibit Key
(10.0)	Material Contracts
	(10.1)	Consulting Agreement dated June 20, 2013	See Exhibit Key
(11.0)	Statement re: computation of per share Earnings		Note 3 to Financial Stmts
(14.0)	Code of Ethics		See Exhibit Key
(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
(32.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key
3.1	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.
3.2	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.
10.1	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.
14.0	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electric Vehicle Research Corporation

NAME	TITLE	DATE

/s/ ANDREW S. MYNHEER	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	March 26, 2015
ANDREW S. MYNHEER

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Electric Vehicle Research Corporation

We have audited the accompanying balance sheet of Electric Vehicle Research Corporation as of December 31, 2014 and 2013, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2014 and for the period Inception (June 13, 2013) through December 31, 2013 .  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electric Vehicle Research Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014 and for the period Inception (June 13, 2013) through December 31, 2013, then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 23, 2015

PCAOB Registered
AICPA Member

Electric Vehicle Research Corporation Balance Sheets
	December 31, 2014	December 31, 2013

Assets
Current assets
Cash	$15,454	$77
Prepaid expense	2,000	94,350
Total current assets	17,454	94,427
Total assets	$17,454	$94,427

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$82,693	$45,750
Accrued interest	31,080	10,823
Notes payable	199,800	199,800
Total current liabilities	313,573	256,373
Total liabilities	313,573	256,373
COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders’ Deficit
Common Stock: $0.0001 par value, 500,000,000 authorized;
31,635,598 and 31,192,000 shares issued and outstanding, respectively	3,163	3,119
Additional paid-in capital	183,237	59,481
Accumulated deficit	(482,519)	(224,546)
Total stockholders’ deficit	(296,119)	(161,946)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,454	$94,427

The accompanying notes are an integral part of these financial statements

Electric Vehicle Research Corporation Statements of Operations
	For the Year Ended December 31, 2014		June 13, 2013 (Inception) Through December 31, 2013

Revenues	$19,815	$	---

Operating Expenses
Stock based compensation	---		28,000
Professional fees	189,769		165,550
Selling, general and administrative expenses	46,847		14,035
Research and development	20,915		6,138
Total operating expenses	257,531		213,723

Net Income (Loss) from operations	(237,716)		(213,723)

Other income (expenses)
Interest expense	(20,257)		(10,823)
Income Taxes	---		---

Net loss	$(257,973)		$(224,546)

Basic and diluted loss per share	$(0.01)		$(0.01)

Weighted average number of shares outstanding	31,303,100		30,946,517

The accompanying notes are an integral part of these financial statements

Electric Vehicle Research Corporation Statements of Changes in Stockholders’ Deficit For the Period from June 13, 2013 (inception) through December 31, 2014
			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of June 13, 2013	—	—	$—	$—	$—
Issued 30 million shares of common to certain officers and directors for services at par $0.0001, June 14, 2013	30,000,000	3,000	—	—	3,000
Issued 500,000 shares of common for consulting services at $0.05 per share, June 2013	500,000	50	24,950	—	25,000
Sale of 662,000 shares of common stock for cash to various investors at $0.05 per share, August, 2013	662,000	66	33,034	—	33,100
Sale of 30,000 shares of common stock for cash to various investors at $0.05 per share, September, 2013	30,000	3	1,497	—	1,500
Net loss				(224,546)	(224,546)

Balance, December 31, 2013	31,192,000	$3,119	$59,481	$(224,546)	$(161,946)
Sale of 39,998 shares of common stock for cash to a non-related party at $0.75 per share	39,998	4	29,996	—	30,000
Issued 300,000 shares of common stock for extinguishment of accounts payable to a non-related party at $0.14 per share	300,000	30	41,970	—	42,000
Sale of 103,600 shares of common stock for cash to a non-related party at $0.50 per share	103,600	10	51,790	—	51,800
Net loss				(257,973)	(257,973)

Balance, December 31, 2014	31,635,598	$3,163	$183,237	$(482,519)	$(296,119)

The accompanying notes are an integral part of these financial statements

Electric Vehicle Research Corporation Statements of Cash Flows
		June 13, 2013
		(inception)
	For the Year Ended	through
	December 31,	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(257,973)	$(224,546)
Adjustments to reconcile net loss to net
cash used in operations:
Stock issued for services	—	28,000
Changes in assets and liabilities:
Prepaid expenses	92,350	(94,350)
Increase in accounts payable	78,943	45,750
Note payable issued for services	—	199,800
Increase in accrued interest	20,257	10,823
Net Cash (used in) operating activities	(66,423)	(34,523)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity issuances	81,800	34,600
Net Cash provided by financing activities	81,800	34,600

Net increase (decrease) in cash and cash equivalents	15,377	77

Cash and cash equivalents
Beginning of period	77	—
End of period	15,454	77

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental non-cash investing and financing transactions:
Note payable issued for services	$—	$199,800
Stock issued to extinguish accounts payable	$42,000	$—
Stock issued to officers and directors for services	$—	$3,000
Stock issued to consultants for services	$—	$25,000

The accompanying notes are an integral part of these financial statements

Electric Vehicle Research Corporation

Notes To The Financial Statements

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

Electric Vehicle Research Corporation (hereinafter “EVRC”) is a company incorporated in the State of Florida in June 2013. We were formed as a consultant to the electric vehicle research and technologies industry.  The electric vehicle research and technologies industry is subject to constant change due to market trends, thereby making it extremely competitive. The electric vehicle research and technologies industry is complex, because several segments are regulated by both federal and state governments. EVRC’s approach assists general business operations with the growth and development, international expansion and marketing aspects of their business, allowing our potential customers to focus on the business aspects of operations. By using the services provided by EVRC, our clients are free to focus on compliance with regulations within their industry, and to complete their primary business goals.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $15,454 at December 31, 2014 and $77 at December 31, 2013.

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Electric Vehicle Research Corporation

Notes To The Financial Statements

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

REVENUE RECOGNITION

The Company follows ASC 605, Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives revenue from consulting arrangements with clients.  Revenue is generated by hourly fee structure or fixed contract costs, based on expected time to complete, additionally, costs incurred may be billed, as defined by the contractual arrangements.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

As of December 31, 2014 the Company derived 100% of its revenue, $19,815, from one customer.  The Company’s revenue was $-0- for the year ended December 31, 2013.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred.  Research and development costs include engineering and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $20,915 in research and development costs for the year ending December 31, 2014 and $6,138 for the period of June 13, 2013 (inception) to December 31, 2013.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize

Electric Vehicle Research Corporation

Notes To The Financial Statements

tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2014 or December 31, 2013.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2014 and December 31, 2013.  As of December 31, 2014, the Company had no dilutive potential common shares.

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense was $-0- for the year ending December 31, 2014 and $28,000 for the period ending June 13, 2013 (inception) to December 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

We have reviewed the FASB issued Accounting Standard Update (“ASU 2014-10”) and have applied the standard as of the dates during the periods reported.

We have reviewed the FASB issued Accounting Standard Update (“ASU 2014-09”).  The Company does not believe that the new or modified principal will not have a material effect on these financial statements.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 4. INCOME TAXES

At December 31, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $482,000 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets   calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

Electric Vehicle Research Corporation

Notes To The Financial Statements

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

For the Year Ended December 31,		2014		2013
Tax expense (benefit) at the statutory rate		$(87,000)		$(76,000)
State income taxes, net of federal income tax benefit		(9,000)		(8,000)
Change in valuation allowance		96,000		84,000
Total	$	---	$	---

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

For the year ended December 31, 2014 and period from inception ended December 31, 2013, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2014 and December 31, 2013 is as follows:

		December 31, 2014		December 31, 2013
Deferred tax assets		$180,000		$84,000
Valuation allowance		(180,000)		(84,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended December 31, 2013 through the year ended December 31, 2014.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the period from inception ended December 31, 2013 through the year ended December 31, 2014.  The open tax years are 2013 and 2014.

NOTE 5. SHAREHOLDERS’ EQUITY

The Company, through approval of its Board of Directors, authorized common shares of 500,000,000 with a par value of $0.0001.

COMMON STOCK

On June 14, 2013 the Company issued 15,000,000 shares, par value $.0001, to Andrew S. Mynheer, CEO and Director and 15,000,000 shares, par value $.0001, to Christopher J. Mynheer, Director, in exchange for services totaling $3,000.

On June 14, 2013 the Company issued 500,000 shares, at $0.05 per share, to Soellingen Advisory Group, Inc., a non-related party, in exchange for consulting services totaling $25,000.

During the month of August, 2013 the Company sold 662,000 shares to 48 shareholders via subscription at a value of $0.05 per share for cash totaling $33,100.

Electric Vehicle Research Corporation

Notes To The Financial Statements

During the month of September, 2013 the Company sold 30,000 shares to 2 shareholders via subscription at a value of $0.05 per share for cash totaling $1,500.

During the month of February, 2014 the Company sold 6,666 share to 1 shareholder vial subscription at a value of $0.75 per share for cash totaling $5,000

During the month of May, 2014 the Company sold 10,000 share to 1 shareholder vial subscription at a value of $0.75 per share for cash totaling $7,500

During the month of June, 2014 the Company sold 6,666 share to 1 shareholder vial subscription at a value of $0.75 per share for cash totaling $5,000

During the month of July, 2014 the Company sold 6,666 share to 1 shareholder vial subscription at a value of $0.75 per share for cash totaling $5,000

During the month of August, 2014 the Company sold 10,000 share to 1 shareholder vial subscription at a value of $0.75 per share for cash totaling $7,500

During the month of September, 2014 the Company issued 300,000 share to 1 shareholder vial subscription at a value of $0.14 per share for the extinguishment of accounts payable totaling $42,000

During the month of November, 2014 the Company sold 103,600 share to 1 shareholder vial subscription at a value of $0.50 per share for cash totaling $51,800

There were 31,635,598 shares of common stock issued and outstanding at December 31, 2014 and 31,192,000 shares of common stock issued and outstanding at December 31, 2013.

NOTE 6. RELATED PARTY TRANSACTIONS

EQUITY TRANSACTIONS

On June 14, 2013 the Company issued 15,000,000 shares, par value $.0001, to Andrew S. Mynheer, CEO and Director and 15,000,000 shares, par value $.0001, to Christopher J. Mynheer, Director, in exchange for services totaling $3,000.

On June 14, 2013 the Company issued 500,000 shares, at $0.05 per share, to Soellingen Advisory Group, Inc., a non-related party, in exchange for consulting services totaling $25,000.  Consulting service include but are not limited to; business development and financial planning.

On September 25, 2014 the Company issued 300,000 shares to Soellingen Advisory Group, Inc. vial subscription at a value of $0.14 per share for the extinguishment of accounts payable totaling $42,000

Electric Vehicle Research Corporation

Notes To The Financial Statements

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2014:

	December 31, 2014	December 31, 2013

New Opportunity Business Solutions, Inc., a non-related party for consulting services to the Company. Electric Vehicle Research Corporation (EVRC) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by EVRC but not paid as required.  The loan is in default.  Accrued interest at December 31, 2014 and December 31, 2013 was $31,080 and $10,823, respectively.

	$199,800	$199,800

Total notes payable	$199,800	$199,800

Current portion	$199,800	$199,800

NOTE 8. PREPAID EXPENSE

The Company entered into a consulting agreement with New Opportunity Business Solutions, Inc., a non-related party, on June 19, 2013.  New Opportunity Business Solutions, Inc. is to provide consulting services assisting with the preparation of the S1 registration statement being filed with the Security and Exchange Commission.  The contract is for a 12 month term.  The amount of the contract is $199,800 due and payable in full on June 19, 2013. The Company will expense the contract over the 12 month term in the amount of $16,650 per month.  The prepaid balance was $-0- and $94,350 on December 31, 2014 and December 31, 2013, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On November 24, 2014 Electric Vehicle Research Corporation ("EVRC") entered into an Engagement Letter (the "Engagement Letter") with Sigur Capital ("Sigur") where Sigur has been engaged to act as the lead advisor to Electric Vehicle Research Corp. working in close consultation with the Company and some of its existing advisers.  Sigur will use all reasonable endeavors to assist the Company by providing the Advisory Service and introductions to its established pools of international capital.

Per the Engagement letter, Sigur will take on the role of bringing qualified accredited investment to EVRC. The Financings, also achieved with the assistance of Sigur, will enable the Company to have access to more than adequate funding for the successful execution of its business plan. The company is to pay a $35,000 engagement fee out of the first financing proceeds if successful.

From time to time the Company may be a party to litigation matters involving claims against the Company.   Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2014.

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.