Form 10-Q
period 2015-03-31
Electric Vehicle Research Corp
filed 2015-05-20
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-192405

ELECTRIC VEHICLE RESEARCH CORPORATION
(Exact Name of Registrant as specified in its charter)
Florida	46-3046340
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

8309 Mount Logan Court, Las Vegas, Nevada	89131
(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) 702-485-7800

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (_x_) Yes (__) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_) Non-accelerated filer (_) (Do not check if a smaller company)	Accelerated filer (_) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of May 7, 2015 was 31,635,598.

Part I.  Financial Information

Item 1.  Financial Statements.

ELECTRIC VEHICLE RESEARCH CORPORATION Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1.619	$15,454
Prepaid expense	---	2,000
Total Current Assets	1,619	17,454

Intangible assets, net accumulated
amortization of $0 and $0, respectively	3,502	---

TOTAL ASSETS	$5,121	$17,454

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$102,745	$82,693
Accrued interest	36,075	31,080
Note payable	199,800	199,800
Total Current Liabilities	338,620	313,573

TOTAL LIABILITIES	338,620	313,573

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized;
31,635,598 and 31,635,598 shares issued and outstanding, respectively	3,163	3,163
Additional paid in capital	183,237	183,237
Accumulated deficit	(519,899)	(482,519)
Total Stockholders' Deficit	(333,499)	(296,119)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,121	$17,454

See notes to unaudited condensed financial statements

ELECTRIC VEHICLE RESEARCH CORPORATION Condensed Statements of Operations (Unaudited)

		For the Three Months Ended
		March 31,
		2015	2014

REVENUE	$	---	$15,000

OPERATING EXPENSES
Research and development		2,910	7,909
Professional fees		22,332	71,250
Selling, general and administrative expenses		7,143	11,101
Total operating expenses		32,385	90,260

Net loss from operations		(32,385)	(75,260)

Other income (expense)
Interest expense		(4,995)	(4,995)
Net loss before income taxes		(37,380)	(80,255)

Income taxes		---	---

Net loss		$(37,380)	$(80,255)

Basic and diluted loss per share		$(0.00)	$(0.00)

Weighted average number of
shares outstanding		31,635,598	31,195,629

See notes to unaudited condensed financial statements

ELECTRIC VEHICLE RESEARCH CORPORATION Condensed Statements of Cash Flows (Unaudited)

		For the Three Months Ended
		March 31,
		2015		2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(37,380)		$(80,255)
Adjustment to reconcile net loss to net cash provided (used in) in operations:
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expense		2,000		49,950
Increase (decrease) in operating liabilities:
Accounts payable		20,052		21,300
Accrued interest		4,995		4,995
Net Cash provided by (used in) operating activities		(10,333)		(4,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of intangible assets		(3,502)		---
Net cash Used in Investing activities		(3,502)		---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of stock		---		5,000
Net Cash provided by financing activates		---		5,000

Net change in cash and cash equivalents		(13,835)		990

Cash and cash equivalents
Beginning of period		15,454		77
End of period		$1,619		$1,067

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash Transactions:
	$	---	$	---

See notes to unaudited condensed financial statements.

Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

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

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANICAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles, for complete financial statements please refer to our 2014 Annual Report on Form 10-K, filed on March 26, 2015.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $1,619 at March 31, 2015 and $15,454 at December 31, 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company is in the process of applying for patent protection for its products and technologies.  The Company has applied the provision of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Due to the early stages of the process the Company has not capitalized the full cost of the provisional patent

Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

application process.  Therefore, Intangible assets are currently not being amortized.  As of March 31, 2015 and December 31, 2014 Intangible assets totaled $3,502 and $0, respectively.

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

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

As of March 31, 2015 the Company’s revenue was $-0-.  As of March 31, 2014 the Company derived 100% of its revenue, $15,000, from one customer.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred.  Research and development costs include engineering and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $2,910 in research and development costs for the period ending March 31, 2015 and $7,909 for the period of ending March 31, 2014.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of March 31, 2015 or December 31, 2014.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2015 and December 31, 2014.  As of March 31, 2015, the Company had no dilutive potential common shares.

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

Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

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

NOTE 4. INCOME TAXES

At March 31, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of $519,899 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets  of approximately $176,766, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance of $176,766.

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

During the month of June, 2014 the Company sold 6,666 share to 1 shareholder vial subscription at a value of $0.75 per share for cash totaling $5,000

During the month of July, 2014 the Company sold 6,666 share to 1 shareholder vial subscription at a value of $0.75 per share for cash totaling $5,000

Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

During the month of August, 2014 the Company sold 10,000 share to 1 shareholder vial subscription at a value of $0.75 per share for cash totaling $7,500

During the month of September, 2014 the Company issued 300,000 share to 1 shareholder vial subscription at a value of $0.14 per share for the extinguishment of accounts payable totaling $42,000

During the month of November, 2014 the Company sold 103,600 share to 1 shareholder vial subscription at a value of $0.50 per share for cash totaling $51,800

There were 31,635,598 shares of common stock issued and outstanding at March 31, 2015 and 31,635,598 shares of common stock issued and outstanding at December 31, 2014.

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

On September 25, 2014 the Company issued 300,000 shares to Soellingen Advisory Group, Inc. via subscription at a value of $0.14 per share for the extinguishment of accounts payable totaling $42,000

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following::

	March 31, 2015	December 31, 2014

New Opportunity Business Solutions, Inc., a non-related party for consulting services to the Company. Electric Vehicle Research Corporation (EVRC) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by EVRC but not paid as required.  The loan is in default.  Accrued interest at March 31, 2015 and December 31, 2014 was $36,075 and $31,080, respectively.

	$199,800	$199,800

Total notes payable	$199,800	$199,800

Current portion	$199,800	$199,800

NOTE 8. PREPAID EXPENSE

Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

The Company paid the law firm of Lapple IP Law, P.C. a $2,000 retainer to prepare and file a provisional patent application.  During the period ending March 31, 2015 the Company capitalized the provisional patent cost.  The prepaid balance was $-0- and $2,000 on March 31, 2015 and December 31, 2014, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Electric Vehicle Research Corporation for the period ended March 31, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Consulting Relationship

New Opportunity Business Solutions, Inc. is a non-related entity that provides consulting services to our Company. EVRC is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate. The note is as support for the consulting fee which was owed by EVRC but not paid as required.  Accrued interest at March 31, 2015 was $36,075.

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

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this Form 10-Q, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.  This election allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We are a reporting company and file all reports required under sections 13 and 15d of the Exchange Act.

Critical Accounting Policies

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

Results of Operations for the three months ended March 31, 2015 and 2014.

Revenues

Consulting income.  Total consulting income for the three months ended March 31, 2015 and 2014 was $0 and $15,000, respectively.  The decrease was the result of a consulting contract for converting an automobile over to electric.  The contract work was completed in April of 2014.  The Company has not secured any additional clients or contracts as of March 31, 2015.

Operating Expenses

Total Expenses.  Total expenses for the three months ending March 31, 2015 and 2014 was $32,385 and $95,255, respectively.  Total expenses consisted of professional fees of $22,332 and $71,250, respectively; selling, general and administrative of $7,143 and $11,101, respectively; research and development of $2,910 and $7,909, respectively; and interest expense of $4,995 and $4,995, respectively.  The decrease in total expenses were primarily due to the completion of the S1 registration process.

Financial Condition

Total Assets.  Total assets were $5,121 and $17,454 at March 31, 2015 and December 31, 2014, respectively.  Total assets at March 31, 2015 and December 31, 2014 consisted of cash of $1,619 and $15,454, respectively; prepaid expense of $0 and $2,000, respectively and intangible assets of $3,502 and $0, respectively.  The decrease in total assets was due to no revenues or proceeds from sale of common stock for the period ending March 31, 2015.

Total Liabilities.  Total liabilities were $338,620 and $313,573 at March 31, 2015 and December 31, 2014, respectively.  Total liabilities at March 31, 2015 and December 31, 2014 consisted of accounts payable of $102,745 and $82,693, respectively; notes payable of $199,800 and $199,800, respectively and accrued interest of $36,075 and $31,080, respectively.  Total liabilities were due to the promissory note related to consulting contracts and a payable associated with the preparation of the S1 registration statement.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the three months ending March 31, 2015 of $37,380.  The Company has an accumulated loss of $519,899 as of March 31, 2015.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At March 31, 2015 we had working capital deficit of $337,001.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ending March 31, 2015 and 2014 was ($10,333) and $(4,010), respectively.  Net cash used in operating activities included our net loss, prepaid expense, accounts payable and accrued interest.

Net cash used in investing activities for the three months ending March 31, 2015 and 2014 was ($3,502) and $0, respectively.  Net cash used in investing activities included the development of intangible assets.

Net cash provided by financing activities for the three months ending March 31, 2015 and 2014 was $-0- and $5,000, respectively.  Net cash provided by financing activities is from the issuance and proceeds of stock sales.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2015.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a)

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2015, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Principal Executive Officer and

Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2014 Annual Report on Form 10K.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description			Location Reference
(a)	Financial Statements		Filed herewith
(b)	Exhibits required by Item 601, Regulation S-K
(3.0)	Articles of Incorporation
	(3.1)	Initial Articles of Incorporation filed with S-1 Registration Statement on November 19, 2013.	See Exhibit Key
	(3.2)	Bylaws filed with S-1 Registration Statement on November 19, 2013	See Exhibit Key
(10.0)	Material Contracts
	(10.1)	Consulting Agreement dated June 20, 2013	See Exhibit Key
(11.0)	Statement re: computation of per share Earnings		Note 3 to Financial Stmts
(14.0)	Code of Ethics		See Exhibit Key
(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
(31.2)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

Exhibit Key
3.1	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.
3.2	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.
10.1	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.
14.0	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRIC VEHICLE RESEARCH CORPORATION

NAME	TITLE	DATE

/s/ ANDREW S. MYNHEER	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	May 20, 2015
ANDREW S. MYNHEER