Form 10-Q
period 2015-06-30
Electric Vehicle Research Corp
filed 2015-08-19
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of August 5, 2015 was 31,635,598.

Part I.  Financial Information

Item 1.  Financial Statements.

ELECTRIC VEHICLE RESEARCH CORPORATION Condensed Balance Sheets

		June 30,	December 31,
		2015	2014
		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$	---	$15,454
Prepaid expense		---	2,000
Total Current Assets		---	17,454

Intangible assets, net accumulated
amortization of $0 and $0, respectively		3,502	---

TOTAL ASSETS		$3,502	$17,454

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable		$109,848	$82,693
Accrued interest		41,125	31,080
Note payable		199,800	199,800
Total Current Liabilities		350,773	313,573

TOTAL LIABILITIES		350,773	313,573

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized;
31,635,598 and 31,635,598 shares issued and outstanding, respectively		3,163	3,163
Additional paid in capital		183,237	183,237
Accumulated deficit		(533,671)	(482,519)
Total Stockholders' Deficit		(347,271)	(296,119)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$3,502	$17,454

See notes to unaudited condensed financial statements.

ELECTRIC VEHICLE RESEARCH CORPORATION Condensed Statements of Operations (Unaudited)

		For the Three Months Ended			For the Six Months Ended
		June 30,			June 30,
		2015	2014		2015	2014

REVENUE	$	---	$4,815	$	---	$19,815

OPERATING EXPENSES
Research and development		59	6,452		2,969	14,361
Professional fees		7,202	63,900		29,534	135,150
Selling, general and administrative expenses		1,461	9,237		8,604	20,338
Total operating expenses		8,722	79,589		41,107	169,849

Net loss from operations		(8,722)	(74,774)		(41,107)	(150,034)

Other income (expense)
Interest expense		(5,050)	(5,050)		(10,045)	(10,045)
Net loss before income taxes		(13,772)	(79,824)		(51,152)	(160,079)

Income taxes		---	---		---	---

Net loss		$(13,772)	$(79,824)		$(51,152)	$(160,079)

Basic and diluted loss per share		$(0.00)	$(0.00)		$(0.00)	$(0.01)

Weighted average number of
shares outstanding		31,635,598	31,215,332		31,635,598	31,199,955

See notes to unaudited condensed financial statements.

ELECTRIC VEHICLE RESEARCH CORPORATION Condensed Statements of Cash Flows (Unaudited)

		For the Six Months Ended
		June 30,
		2015		2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(51,152)		$(160,079)
Adjustment to reconcile net loss to net cash provided (used in) in operations:
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expense		2,000		94,350
Increase (decrease) in operating liabilities:
Accounts payable		27,155		38,400
Accrued interest		10,045		10,045
Net Cash provided by (used in) operating activities		(11,952)		(17,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of intangible assets		(3,502)		---
Net cash Used in Investing activities		(3,502)		---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of stock		---		17,500
Net Cash provided by financing activates		---		17,500

Net change in cash and cash equivalents		(15,454)		216

Cash and cash equivalents
Beginning of period		15,454		77
End of period	$	---		$293

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash Transactions:
	$	---	$	---

See notes to unaudited condensed financial statements.

Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending June 30, 2015

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

For the period ending June 30, 2015

(Unaudited)

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $0 at June 30, 2015 and $15,454 at December 31, 2014.

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

Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending June 30, 2015

(Unaudited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company is in the process of applying for patent protection for its products and technologies.  The Company has applied the provision of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Due to the early stages of the process the Company has not capitalized the full cost of the provisional patent application process.  Therefore, Intangible assets are currently not being amortized.  As of June 30, 2015 and December 31, 2014 Intangible assets totaled $3,502 and $0, respectively.

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

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

As of June 30, 2015 the Company’s revenue was $-0-.  As of June 30, 2014 the Company derived 100% of its revenue, $19,815, from one customer.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred.  Research and development costs include engineering and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $2,969 in research and development costs for the period ending June 30, 2015 and $14,361 for the period of ending June 30, 2014.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of June 30, 2015 or December 31, 2014.

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

For the period ending June 30, 2015

(Unaudited)

common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2015 and December 31, 2014.  As of June 30, 2015, the Company had no dilutive potential common shares.

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

NOTE 4. INCOME TAXES

At June 30, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of $533,671 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets  of approximately $181,448, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance of $181,448.

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

For the period ending June 30, 2015

(Unaudited)

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

During the month of June, 2014 the Company sold 6,666 share to 1 shareholder vial subscription at a value of $0.75 per share for cash totaling $5,000

During the month of July, 2014 the Company sold 6,666 share to 1 shareholder vial subscription at a value of $0.75 per share for cash totaling $5,000

During the month of August, 2014 the Company sold 10,000 share to 1 shareholder vial subscription at a value of $0.75 per share for cash totaling $7,500

During the month of September, 2014 the Company issued 300,000 share to 1 shareholder vial subscription at a value of $0.14 per share for the extinguishment of accounts payable totaling $42,000

During the month of November, 2014 the Company sold 103,600 share to 1 shareholder vial subscription at a value of $0.50 per share for cash totaling $51,800

There were 31,635,598 shares of common stock issued and outstanding at June 30, 2015 and 31,635,598 shares of common stock issued and outstanding at December 31, 2014.

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

For the period ending June 30, 2015

(Unaudited)

On September 25, 2014 the Company issued 300,000 shares to Soellingen Advisory Group, Inc. via subscription at a value of $0.14 per share for the extinguishment of accounts payable totaling $42,000

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2015	December 31, 2014

New Opportunity Business Solutions, Inc., a non-related party for consulting services to the Company. Electric Vehicle Research Corporation (EVRC) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by EVRC but not paid as required.  The loan is in default.  Accrued interest at June 30, 2015 and December 31, 2014 was $41,126 and $31,080, respectively.

	$199,800	$199,800

Total notes payable	$199,800	$199,800

Current portion	$199,800	$199,800

NOTE 8. PREPAID EXPENSE

The Company paid the law firm of Lapple IP Law, P.C. a $2,000 retainer to prepare and file a provisional patent application.  During the period ending June 30, 2015 the Company capitalized the provisional patent cost.  The prepaid balance was $-0- and $2,000 on June 30, 2015 and December 31, 2014, respectively.

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

For the period ending June 30, 2015

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Electric Vehicle Research Corporation for the period ended June 30, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Consulting Relationship

New Opportunity Business Solutions, Inc. is a non-related entity that provides consulting services to our Company. EVRC is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate. The note is as support for the consulting fee which was owed by EVRC but not paid as required.  Accrued interest at June 30, 2015 was $41,126.

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

Results of Operations for the three months ended June 30, 2015 and 2014.

Revenues

Consulting income.  Total consulting income for the three months ended June 30, 2015 and 2014 was $0 and $4,815, respectively.  The decrease was the result of a consulting contract for converting an automobile over to electric.  The contract work was completed in April of 2014.  The Company has not secured any additional clients or contracts as of June 30, 2015.

Operating Expenses

Total Expenses.  Total expenses for the three months ending June 30, 2015 and 2014 was $13,772 and $84,639, respectively.  Total expenses consisted of professional fees of $7,202 and $63,900, respectively; selling, general and administrative of $1,461 and $9,237, respectively; research and development of $59 and $6,452, respectively; and interest expense of $5,050 and $5,050, respectively.  The decrease in total expenses were primarily due to the completion of the S1 registration process.

Results of Operations for the six months ended June 30, 2015 and 2014.

Revenues

Consulting income.  Total consulting income for the six months ended June 30, 2015 and 2014 was $0 and $19,815, respectively.  The decrease was the result of a consulting contract for converting an automobile over to electric.  The contract work was completed in April of 2014.  The Company has not secured any additional clients or contracts as of June 30, 2015.

Operating Expenses

Total Expenses.  Total expenses for the six months ending June 30, 2015 and 2014 was $51,152 and $179,894, respectively.  Total expenses consisted of professional fees of $29,534 and $135,150, respectively; selling, general and administrative of $8,604 and $20,338, respectively; research and development of $2,969 and $14,361, respectively; and interest expense of $10,045 and $10,045, respectively.  The decrease in total expenses were primarily due to the completion of the S1 registration process.

Financial Condition

Total Assets.  Total assets were $3,502 and $17,454 at June 30, 2015 and December 31, 2014, respectively.  Total assets at June 30, 2015 and December 31, 2014 consisted of cash of $0 and $15,454, respectively; prepaid expense of $0 and $2,000, respectively and intangible assets of $3,502 and $0, respectively.  The decrease in total assets was due to no revenues or proceeds from sale of common stock for the period ending June 30, 2015.

Total Liabilities.  Total liabilities were $350,773 and $313,573 at June 30, 2015 and December 31, 2014, respectively.  Total liabilities at June 30, 2015 and December 31, 2014 consisted of accounts payable of $109,848 and $82,693, respectively; notes payable of $199,800 and $199,800, respectively and accrued interest of $41,125 and $31,080, respectively.  Total liabilities were due to the promissory note related to consulting contracts and a payable associated with the preparation of the S1 registration statement.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the six months ending June 30, 2015 of $51,152.  The Company has an accumulated loss of $533,671 as of June 30, 2015.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At June 30, 2015 we had working capital deficit of $350,773.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ending June 30, 2015 and 2014 was ($11,952) and $(17,284), respectively.  Net cash used in operating activities included our net loss, prepaid expense, accounts payable and accrued interest.

Net cash used in investing activities for the six months ending June 30, 2015 and 2014 was ($3,502) and $0, respectively.  Net cash used in investing activities included the development of intangible assets.

Net cash provided by financing activities for the six months ending June 30, 2015 and 2014 was $0 and $17,500, respectively.  Net cash provided by financing activities is from the issuance and proceeds of stock sales.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2015.

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

With respect to the period ending June 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2015, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ELECTRIC VEHICLE RESEARCH CORPORATION

NAME	TITLE	DATE

/s/ ANDREW S. MYNHEER	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	August 19, 2015
ANDREW S. MYNHEER