Form 10-Q
period 2015-09-30
Electric Vehicle Research Corp
filed 2015-11-16
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-192405

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC. f/k/a Electric Vehicle Research Corporation
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of October 30, 2015 was 31,633.

Part I.  Financial Information

Item 1.  Financial Statements.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC. f/k/a Electric Vehicle Research Corporation Condensed Balance Sheets

		September 30,	December 31,
		2015	2014
		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$	---	$15,454
Prepaid expense		---	2,000
Total Current Assets		---	17,454

Intangible assets, net accumulated
amortization of $0 and $0, respectively		3,502	---

TOTAL ASSETS		$3,502	$17,454

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable		$124,655	$82,693
Accrued interest		46,231	31,080
Note payable		199,800	199,800
Total Current Liabilities		370,686	313,573

TOTAL LIABILITIES		370,686	313,573

Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized;
31,635,598 and 31,635,598 shares issued and outstanding, respectively		3,163	3,163
Additional paid in capital		183,237	183,237
Accumulated deficit		(553,584)	(482,519)
Total Stockholders' Deficit		(367,184)	(296,119)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$3,502	$17,454

See notes to unaudited condensed financial statements.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC. f/k/a Electric Vehicle Research Corporation Condensed Statements of Operations (Unaudited)

		For the Three Months Ended				For the Nine months Ended
		September 30,				September 30,
		2015		2014		2015	2014

REVENUE	$	---	$	---	$	---	$19,815

OPERATING EXPENSES
Research and development		---		3,165		2,969	17,526
Professional fees		14,807		23,700		44,341	158,850
Selling, general and administrative expenses		---		6,021		8,604	26,359
Total operating expenses		14,807		32,886		55,914	202,735

Net loss from operations		(14,807)		(32,886)		(55,914)	(182,920)

Other income (expense)
Interest expense		(5,106)		(5,107)		(15,151)	(15,152)
Net loss before income taxes		(19,913)		(37,993)		(71,065)	(198,072)

Income taxes		---		---		---	---

Net loss		$(19,913)		$(37,993)		$(71,065)	$(198,072)

Basic and diluted loss per share		$(0.00)		$(0.00)		$(0.00)	$(0.01)

Weighted average number of
shares outstanding		31,635,598		31,239,969		31,635,598	31,208,396

See notes to unaudited condensed financial statements.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC. f/k/a Electric Vehicle Research Corporation Condensed Statements of Cash Flows (Unaudited)

		For the Nine months Ended
		September 30,
		2015		2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(71,065)		$(198,072)
Adjustment to reconcile net loss to net cash provided (used in) in operations:
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expense		2,000		94,350
Increase (decrease) in operating liabilities:
Accounts payable		41,962		18,300
Accrued interest		15,151		15,152
Net Cash provided by (used in) operating activities		(11,952)		(70,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of intangible assets		(3,502)		---
Net cash Used in Investing activities		(3,502)		---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of stock		---		72,000
Net Cash provided by financing activates		---		72,000

Net change in cash and cash equivalents		(15,454)		1,730

Cash and cash equivalents
Beginning of period		15,454		77
End of period	$	---		$1,807

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to unaudited condensed financial statements.

Advanced Environmental Petroleum Producers Inc.

f/k/a, Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending September 30, 2015

(Unaudited)

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

Advanced Environmental Petroleum Producers Inc., f/k/a, Electric Vehicle Research Corporation (hereinafter “AEPP”) is a company incorporated in the State of Florida in June 2013. We were formed as a consultant to the electric vehicle research and technologies industry.  The electric vehicle research and technologies industry is subject to constant change due to market trends, thereby making it extremely competitive. The electric vehicle research and technologies industry is complex, because several segments are regulated by both federal and state governments. AEPP’s approach assists general business operations with the growth and development, international expansion and marketing aspects of their business, allowing our potential customers to focus on the business aspects of operations. By using the services provided by AEPP, our clients are free to focus on compliance with regulations within their industry, and to complete their primary business goals.

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

Advanced Environmental Petroleum Producers Inc.

f/k/a, Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending September 30, 2015

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $0 at September 30, 2015 and $15,454 at December 31, 2014.

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

Advanced Environmental Petroleum Producers Inc.

f/k/a, Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending September 30, 2015

(Unaudited)

other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company is in the process of applying for patent protection for its products and technologies.  The Company has applied the provision of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Due to the early stages of the process the Company has not capitalized the full cost of the provisional patent application process.  Therefore, Intangible assets are currently not being amortized.  As of September 30, 2015 and December 31, 2014 Intangible assets totaled $3,502 and $0, respectively.

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

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

As of September 30, 2015 the Company’s revenue was $-0-.  As of September 30, 2014 the Company derived 100% of its revenue, $19,815, from one customer.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred.  Research and development costs include engineering and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  The Company spent $2,969 in research and development costs for the period ending September 30, 2015 and $17,526 for the period of ending September 30, 2014.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of September 30, 2015 or December 31, 2014.

Advanced Environmental Petroleum Producers Inc.

f/k/a, Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending September 30, 2015

(Unaudited)

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2015 and December 31, 2014.  As of September 30, 2015, the Company had no dilutive potential common shares.

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

We have reviewed the FASB issued Accounting Standard Update (“ASU 2014-09”).  The Company believes that the new or modified principal will not have a material effect on these financial statements.

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

NOTE 4. INCOME TAXES

At September 30, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of $553,584 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets  of approximately $188,218, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance of $188,218.

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

Advanced Environmental Petroleum Producers Inc.

f/k/a, Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending September 30, 2015

(Unaudited)

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

During the month of June, 2014 the Company sold 6,666 share to 1 shareholder vial subscription at a value of $0.75 per share for cash totaling $5,000

During the month of July, 2014 the Company sold 6,666 share to 1 shareholder vial subscription at a value of $0.75 per share for cash totaling $5,000

During the month of August, 2014 the Company sold 10,000 share to 1 shareholder vial subscription at a value of $0.75 per share for cash totaling $7,500

During the month of September, 2014 the Company issued 300,000 share to 1 shareholder vial subscription at a value of $0.14 per share for the extinguishment of accounts payable totaling $42,000

During the month of November, 2014 the Company sold 103,600 share to 1 shareholder vial subscription at a value of $0.50 per share for cash totaling $51,800

There were 31,635,598 shares of common stock issued and outstanding at September 30, 2015 and 31,635,598 shares of common stock issued and outstanding at December 31, 2014.

NOTE 6. RELATED PARTY TRANSACTIONS

EQUITY TRANSACTIONS

On June 14, 2013 the Company issued 15,000,000 shares, par value $.0001, to Andrew S. Mynheer, CEO and Director and 15,000,000 shares, par value $.0001, to Christopher J. Mynheer, Director, in exchange for services totaling $3,000.

Advanced Environmental Petroleum Producers Inc.

f/k/a, Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending September 30, 2015

(Unaudited)

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

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2015	December 31, 2014

New Opportunity Business Solutions, Inc., a non-related party for consulting services to the Company. Advanced Environmental Petroleum Producers Inc., f/k/a, Electric Vehicle Research Corporation (AEPP) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However, to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by AEPP but not paid as required.  The loan is in default.  Accrued interest at September 30, 2015 and December 31, 2014 was $46,231 and $31,080, respectively.

	$199,800	$199,800

Total notes payable	$199,800	$199,800

Current portion	$199,800	$199,800

NOTE 8. PREPAID EXPENSE

The Company paid the law firm of Lapple IP Law, P.C. a $2,000 retainer to prepare and file a provisional patent application.  During the period ending September 30, 2015 the Company capitalized the provisional patent cost of $3,502.  The prepaid balance was $-0- and $2,000 on September 30, 2015 and December 31, 2014, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On November 24, 2014 Advanced Environmental Petroleum Producers Inc., f/k/a, Electric Vehicle Research Corporation (“AEPP”) entered into an Engagement Letter (the "Engagement Letter") with Sigur Capital ("Sigur") where Sigur has been engaged to act as the lead advisor to Electric Vehicle Research Corp. working in close consultation with the Company and some of its existing advisers.  Sigur will use all reasonable endeavors to assist the Company by providing the Advisory Service and introductions to its established pools of international capital.

Per the Engagement letter, Sigur will take on the role of bringing qualified accredited investment to AEPP. The Financings, also achieved with the assistance of Sigur, will enable the Company to have access to more than adequate funding for the successful execution of its business plan. The company is to pay a $35,000 engagement fee out of the first financing proceeds if successful.

Advanced Environmental Petroleum Producers Inc.

f/k/a, Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending September 30, 2015

(Unaudited)

From time to time the Company may be a party to litigation matters involving claims against the Company.   Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of September 30, 2014.

NOTE 11. SUBSEQUENT EVENTS

Reverse Stock Split and Name Change – Effective October 13, 2015

On September 10, 2015, the majority shareholders of the Company approved a reverse stock split of one for 1,000 (1:1,000) of the Company's total issued and outstanding shares of common stock (the “Stock Split”).

As of the record date of September 10, 2015, the Company had 31,635,598 voting shares of common stock issued and outstanding.  The Stock Split will decrease the Company's total issued and outstanding shares of common stock from approximately 31,635,598 shares to 31,633 shares of common stock. The common stock will continue to be $0.0001 par value. The Stock Split was effected based upon the filing of appropriate documentation with FINRA. symbol will change to "AEPP".

Pro-Forma Statement of Stockholders' Deficit
For the period ended September 30, 2015

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	31,635,598	$3,163	$183,237	$(482,519)	$(296,119)

Reverse stock split of one for 1,000 (1:1,000)	(31,603,963)	(3,160)	3,160	---	---

Reconciliation of fractional shares caused by reverse stock split of one for 1,000 (1:1,000)	(2)	---	---	---	---

Net loss				(71,065)	(71,065)

Balance, September 30, 2015	31,633	$3	$186,397	$(553,584)	$(367,184)

Advanced Environmental Petroleum Producers Inc.

f/k/a, Electric Vehicle Research Corporation

Notes to Condensed Financial Statements

For the period ending September 30, 2015

(Unaudited)

On September 25, 2015, the Company filed articles of amendment with the Florida Division of Corporations to change its name from Electric Vehicle Research Corporation to Advanced Environmental Petroleum Producers Inc.

On September 29, 2015, the Company filed the Issuer Company-Related Action Notification Form with FINRA to change its name from Electric Vehicle Research Corporation to Advanced Environmental Petroleum Producers Inc. and to request a voluntary change of its symbol.

On October 9, 2015 FINRA approved the Name Change and Stock Split to be effective October 13, 2015 and filed with the Securities and Exchange Commission on October 16, 2015.

On October 24, 2015, the Company announced that it had entered into an agreement to acquire 100% of the issued and outstanding shares of 1923285 Alberta Ltd. ("Alberta") for 65,600,000 shares of the Company’s common stock. Both the Company's 65,600,000 and 100% of the issued and outstanding Alberta Shares will be held in escrow until Alberta provides the Company with firstly, required audited financial statements, secondly, a certificate that the leases held by Alberta from Peru Petro (an entity owned by the Government of Peru) are unencumbered and are in good standing. It is anticipated that the audited financial statements and the report confirming the reserves and the potential reserves will be completed before December 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Advanced Environmental Petroleum Producers Inc., f/k/a, Electric Vehicle Research Corporation for the period ended September 30, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Our Business Overview

Advanced Environmental Petroleum Producers Inc., f/k/a, Electric Vehicle Research Corporation, Inc. (“AEPP”), a Florida corporation, (the "Company") provides consulting services primarily to independent business owners and other market participants located in California, the Southeast and Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of business operations. We have conducted our operations primarily in industry/incentive friendly regions of The United States of America.

Other consultancy companies have been concentrating on either infrastructure or specific areas of business such as battery technology and sourcing. Although this is important one has to appreciate that the overall business of electric vehicles and their implementation is considerably more complex than just specific areas where many of these companies aim to cover. The whole business has to be looked at from the ground up, from actual vehicle design, development, which then is mated to a successful power train package along with effective on-board battery and charging technologies. These overall packages will be a much more coherent way of conducting business as the packaging of complete systems mated to a successful vehicle design is key to its eventual uptake in the future along with infrastructural changes needed to both be safe and charge quickly and cost effectively.

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

We do not have need for the purchase of any property or equipment at this time. AEPP will not have any significant changes in the current number of employees.

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

•

Massive International trade

•

International grants and funding also available

The founders of Advanced Environmental Petroleum Producers Inc., f/k/a, Electric Vehicle Research Corporation have extensive experience in both the technical development and production processes aspects associated with this industry, and intend on providing these services, on a contract basis, to manufacturers of electric vehicles and related technologies.

Our directors have agreed to continue to fund our operations as needed over the next 12 months until cash flows are sufficient to sustain operations.  Pursuant to the agreement it is binding on our CEO and he has agreed to only the return of his capital with no interest or other consideration. Thus far there has not been any need for funds provided by our CEO.  In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offerings of our company’s securities after the completion of this offering.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Consulting Relationship

New Opportunity Business Solutions, Inc. is a non-related entity that provides consulting services to our Company. AEPP is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note payable has a stated interest rate of a 10%. The note payable was exchanged for the consulting fees which was owed by AEPP but not paid as required.  Accrued interest at September 30, 2015 was $46,231.

Soellingen Advisory Group, Inc. (SLLV) is a non-related entity that provides consulting services to our Company. AEPP is a client of Soellingen Advisory Group, Inc.  Soellingen is to provide general corporate advisory services. The agreement further provides for an introductory fee, in the event that a (3rd party) private investment, is made as a result of introductions made by Soellingen.

The initial term of this Agreement shall be twelve (12) months beginning June 20, 2013. This Agreement will automatically renew for successive three (3) month terms unless or until terminated by either the Company or Soellingen according to the termination provisions herein; attached as exhibit

On November 24, 2014 Advanced Environmental Petroleum Producers Inc., f/k/a, Electric Vehicle Research Corporation (“AEPP”) entered into an Engagement Letter (the "Engagement Letter") with Sigur Capital ("Sigur") where Sigur has been engaged to act as the lead advisor to the Company. working in close consultation with the Company and some of its existing advisers.  Sigur will use all reasonable endeavors to assist the Company by providing the Advisory Service and introductions to its established pools of international capital.

Per the Engagement letter, Sigur will take on the role of bringing qualified accredited investment to AEPP. The Financings, also achieved with the assistance of Sigur, will enable the Company to have access to more than adequate funding for the successful execution of its business plan. The company is to pay a $35,000 engagement fee out of the first financing proceeds if successful.

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

Results of Operations for the three months ended September 30, 2015 and 2014.

Revenues

Consulting income.  Total consulting income for the three months ended September 30, 2015 and 2014 was $0 and $0, respectively.

Operating Expenses

Total Expenses.  Total expenses, including interest expense for the three months ending September 30, 2015 and 2014 was $19,913 and $37,993, respectively.  Total expenses consisted of professional fees of $14,807 and $23,700, respectively; selling, general and administrative of $0 and $6,021, respectively; research and development of $0 and $3,165, respectively; and interest expense of $5,106 and $5,107, respectively.  The decrease in total expenses were primarily due to the completion of the S1 registration process.

Results of Operations for the nine months ended September 30, 2015 and 2014.

Revenues

Consulting income.  Total consulting income for the nine months ended September 30, 2015 and 2014 was $0 and $19,815, respectively.  The decrease was the result of a consulting contract for converting an automobile over to electric.  The contract work was completed in April of 2014.  The Company has not secured any additional clients or contracts as of September 30, 2015.

Operating Expenses

Total Expenses.  Total expenses, including interest expense for the nine months ending September 30, 2015 and 2014 was $71,065 and $198,072, respectively.  Total expenses consisted of professional fees of $44,341 and $158,850, respectively; selling, general and administrative of $8,604 and $26,359, respectively; research and development of $2,969 and $17,526, respectively; and interest expense of $15,151 and $15,152, respectively.  The decrease in total expenses were primarily due to the completion of the S1 registration process.

Financial Condition

Total Assets.  Total assets were $3,502 and $17,454 at September 30, 2015 and December 31, 2014, respectively.  Total assets at September 30, 2015 and December 31, 2014 consisted of cash of $0 and $15,454, respectively; prepaid expense of $0 and $2,000, respectively and intangible assets of $3,502 and $0, respectively.  The decrease in total assets was due to no revenues or proceeds from sale of common stock for the period ending September 30, 2015.

Total Liabilities.  Total liabilities were $370,686 and $313,573 at September 30, 2015 and December 31, 2014, respectively.  Total liabilities at September 30, 2015 and December 31, 2014 consisted of accounts payable of $124,655 and $82,693, respectively; notes payable of $199,800 and $199,800, respectively and accrued interest of $46,231 and $31,080, respectively.  Total liabilities were primarily due to the promissory note related to consulting contracts and a payable associated with the preparation of the S1 registration statement.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the nine months ending September 30, 2015 of $71,065.  The Company has an accumulated loss of $553,584 as of September 30, 2015.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At September 30, 2015 we had working capital deficit of $367,184.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ending September 30, 2015 and 2014 was ($11,952) and $(70,270), respectively.  Net cash used in operating activities included our net loss, prepaid expense, accounts payable and accrued interest.

Net cash used in investing activities for the nine months ending September 30, 2015 and 2014 was ($3,502) and $0, respectively.  Net cash used in investing activities included the development of intangible assets.

Net cash provided by financing activities for the nine months ending September 30, 2015 and 2014 was $0 and $72,000, respectively.  Net cash provided by financing activities is from the issuance and proceeds of stock sales.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2015.

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

With respect to the period ending September 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2015, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC., F/K/A, ELECTRIC VEHICLE RESEARCH CORPORATION

NAME	TITLE	DATE

/s/ ANDREW S. MYNHEER	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	November 16, 2015
ANDREW S. MYNHEER