Form 10-Q/A
period 2015-09-30
Advanced Environmental Petroleum Producers Inc.
filed 2015-12-08
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Advanced Environmental Petroleum Producers, Inc., f/k/a Electric Vehicle Research Corporation (the "Company") is filing this Amendment No. 1 (the "Amended Report") to its Quarterly Report that was originally filed with the United States Securities and Exchange Commission (the "Commission") on November 16, 2015 (the "Original Quarterly Report") for the purposes of adding the interactive data. Other than discussed above, no other changes have been made to the Original Quarter Report.

This Amendment Report speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

TABLE OF CONTENTS

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

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC., F/K/A, ELECTRIC VEHICLE RESEARCH CORPORATION

NAME	TITLE	DATE

/s/ ANDREW S. MYNHEER	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	December 8, 2015
ANDREW S. MYNHEER