Form 10-K
period 2015-12-31
Advanced Environmental Petroleum Producers Inc.
filed 2016-04-14
CIK 1584137

NEW FOUND SHRIMP, INC.

(A Development Stage Entity)

NOTES TO AUDITED FINANCIAL STATEMENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     (_) Yes (X) No

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

(__) Yes (X) No

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

The number of shares outstanding of the issuer’s Common Stock, $0.0001 par value, as of March 7, 2016 was 85,281,633 shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

NONE

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

f/k/a

Electric Vehicle Research Corporation

ANNUAL REPORT ON FORM 10 K

Fiscal Year Ended December 31, 2015

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Advanced Environmental Petroleum Producers Inc. f/k/a Electric Vehicle Research Corporation for the year ended December 31, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1. Business

Advanced Environmental Petroleum Producers Inc. f/k/a Electric Vehicle Research Corporation (hereinafter “AEPP”) is a company incorporated in the State of Florida in June 2013. We were formed as a consultant to the electric vehicle research and technologies industry.  The electric vehicle research and technologies industry is subject to constant change due to market trends, thereby making it extremely competitive. The electric vehicle research and technologies industry is complex, because several segments are regulated by both federal and state governments. AEPP’s approach assists general business operations with the growth and development, international expansion and marketing aspects of their business, allowing our potential customers to focus on the business aspects of operations. By using the services provided by AEPP, our clients are free to focus on compliance with regulations within their industry, and to complete their primary business goals.

Advanced Environmental Petroleum Producers Inc. focuses on three main aspects of the consulting business: operations management, international expansion strategy and marketing. Assisting business owners to build strong relationships with their vendors, partners and contractors will allow our client companies to add business stability through retention of key personnel, project success and brand sustainability.

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

We will provide customized business strategies, based upon client preference, which may include any or all of the following:

•

International and domestic corporate development strategies,

•

Strategic and financial partnering,

•

Project Management,

•

Seminars and Special Events; and,

•

Marketing.

The company has consulted on a number of projects on a pro-bono basis to establish a strong corporate history toward obtaining a strong paying client base. The rate charged for our services will be dependent upon the level of consulting services the client company is interested in utilizing and the complexity of the client company business. AEPP consulting fees will be negotiated and established based upon factors such as the level of services requested by the client.

Thus far we have marketed our services primarily to electric vehicle research and “green" technology, renewable energy, companies located in the United States of America (the “U.S.”). AEPP has been doing business since inception, June 2013.  Originally formed to do any and all legal business, the intent of the corporation was to specialize in corporate development and growth management consultation.  ANDREW S. MYNHEER, our president has been involved in the company since inception and is the founder.  We focus on geographic areas, projects and budget levels where we believe there are significant demand for our services and the potential for attractive returns to our company and investors. We do not consider our company to be a “blank check company” as such term is defined in Securities and Exchange Commission Rule 419; however, we are a company with minimal revenues and limited operations and our auditor has expressed substantial doubt about our ability to continue as a going concern. The company is not a “blank-check company” and is not being formed for the purposes of a reverse merger or any other like transaction. The company has no present plans to be acquired or to merge with another company nor does the company, nor any of its shareholders, have plans to enter into a change of control or similar transaction The company does now and will continue to operate as an advisory company, on a fee-based compensation basis, for independent clients requiring our expertise, experience and international contact networks. Any acquisitions that the company may make in the future, would be of companies similar in nature to our own, operating in similar or complementary industry segments or geographic location; that would provide AEPP with new growth opportunities or competitive advantage. However, even though our business plan does contemplate potential growth through the acquisition of specialty service providers and other independent consulting services companies that would complement our business plan we are first and foremost a business consulting company AEPP anticipates growth through the consolidation of consulting service providers, proprietary processes and small to mid-sized independent management consulting companies that operate in related industries. Our management has designed an aggressive but straightforward strategy to transition AEPP to a full service independent consultant to the electric vehicle research and technologies industry solutions provider in addition to our consulting with minimal risk to the existing operation.

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

"

Advancement of Brushless DC & AC Motor design (more powerful);

"

Advance new ideas of liquid cooling for all Motors;

"

New Multi-motor concepts for optimum performance and recharge;

"

Small, Hi-energy cost effective battery packs;

"

Electronic Variable Gearbox introduction (Digitally Controlled) to optimize power;

"

Introduction of pure composite sub-construction and manufacture;

"

Range Extender (Gen-set) new ’green’ design (non polluting), and;

"

New Air Engine/Motor Design, prototyping and manufacture.

The founders of Advanced Environmental Petroleum Producers Inc. have extensive experience in both the technical development and production processes aspects associated with this industry, and for this reason, we intend to provide the following technical advice services, on a contractual basis, to manufacturers of electric vehicles and related technologies to include but not be limited to:

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

On December 31, 2015 there were 87 shareholders of record of our common stock.  There are 80,331,633 shares of our Common Stock issued and outstanding.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of Advanced Environmental Petroleum Producers Inc., Inc. common stock without registration during the last four years.  No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.  The following securities of Advanced Environmental Petroleum Producers Inc., Inc. were issued by Advanced Environmental Petroleum Producers Inc., Inc. within the past four (4) years and were not registered under the Securities Act of 1933: The shares of our common stock were issued pursuant to Section 4(2) of the Securities Act of 1933 and the exempt transaction provisions of applicable state law.   All shareholders in our Section 4(2) offering are sophisticated investors who are personally known by our president, ANDREW S. MYNHEER.  Each shareholder had sufficient knowledge and experience in finance and business matters to evaluate the risks and merits of the investment or was otherwise able to bear the economic risks of an investment in our company.  Additionally, each shareholder was provided with access to the type of information about our company that would normally be provided in a prospectus.  Finally, the shareholders agreed not to resell or distribute the securities to the public and were aware that each certificate representing shares of our common stock would bear a restrictive transfer legend to prevent any unauthorized distribution.

	Name of Stockholder	Shares Received	Date Shares Sold	Consideration

*	Jenkin Wong	6	February 10, 2014	$5,000
*	Emmy Shu Ying	10	May 23, 2014	$7,500
*	David Henkel	6	June 11, 2014	$5,000
*	Jenkin Wong	6	July 22, 2014	$5,000
*	Allen Wong	10	August 31, 2014	$7,500
*	Soellingen Advisory Group	300	September 25, 2014	$42,000
*	Soellingen Advisory Group	500	September 25, 2014	$25,000
*	Wei Peng Zhuang	103	November 28, 2014	$51,800
*	Andrew S. Mynheer	15,000	June 14, 2013	Services
*	Christopher J. Mynheer	15,000	June 14, 2013	Services
	Theresa Kearl	3,500,000	November 9, 2015	17,500
	Devin Kyle Lavalle	3,000,000	November 9, 2015	15,000
	Shivon Michelle Lavalle	1,000,000	November 9, 2015	5,000
	New Opportunity Business Solutions, Inc.	7,200,000	November 19, 2015	36,000

*Shares are reflective of one for one thousand (1:1,000) reverse split, effective October 13, 2015.

Item 6. Selected Financial Data

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Advanced Environmental Petroleum Producers Inc., f/k/a, Electric Vehicle Research Corporation for the period ended December 31, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

The electric vehicle industry is a vast (and growing) global market. The key factors supporting this growth and opportunity include:

"

New ideas of advancement can be patented and potentially sold for profit

"

New ideas would be patented creating corporate intellectual property (I.P)

"

Fastest growing sector of the (electric) Automotive Industry

"

Global out-reach and demand for green technologies

"

Fast growing International Commercial Vehicle Sector

"

The potential for both long and short-term gains

"

Massive International trade

"

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

Consulting Relationship

New Opportunity Business Solutions, Inc., (NOBS) is a non-related entity that provides consulting services to our Company. AEPP is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate. The note is as support for the consulting fee which was owed by AEPP but not paid as required. The principal balance at December 31, 2015 and 2014 are $126,300 and $199,800, respectively.  Accrued interest at December 31, 2015 and 2014 was $50, 324 and $31,080, respectively.

New Opportunity Business Solutions, Inc. the Consultant, shall serve generally, on a non-exclusive basis, as a corporate consultant. New Opportunity Business Solutions, Inc. assisted with the filing of an S-1 Registration statement with the Securities Exchange Commission and any required amendments thereafter, prepared and assisted with the filing of a 15c211 with the Financial Investment Regulatory Authority (FINRA) and any required amendments thereafter, and those other filings that shall, from time to time, be required, to successfully obtain a quotation of the Company's common shares on the OTC Bulletin Board and obtain trading thereupon. NOBS will also assist AEPP in preparation of annual 10K and quarterly 10Q statements for review by a PCAOB accountant and the Company's SEC counsel, and assisting in timely EDGAR filing of 10K and 10Q's with the SEC.

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

Results of Operations for the years ended December 31, 2015 and 2014.

Revenues

Consulting income.  Total consulting income for the years ended December 31, 2015 and 2014 was $0 and $19,815, respectively.  The decrease was the result of a consulting contract for converting an automobile over to electric.  The contract work was completed in April of 2014.  The Company has not secured any additional clients or contracts as of December 31, 2015.

Operating Expenses

Total Expenses.  Total expenses, including interest expense for the years ending December 31, 2015 and 2014 was $78,202 and $277,788, respectively.  Total expenses consisted of professional fees of $47,385 and $189,769, respectively; selling, general and administrative of $8,604 and $46,847, respectively; research and development of $2,969 and $20,915, respectively; and interest expense of $19,244 and $20,257, respectively.  The decrease in total expenses were primarily due to the completion of the S1 registration process.

Financial Condition

Total Assets.  Total assets were $3,502 and $17,454 at December 31, 2015 and December 31, 2014, respectively.  Total assets at December 31, 2015 and December 31, 2014 consisted of cash of $0 and $15,454, respectively; prepaid expense of $0 and $2,000, respectively and intangible assets of $3,502 and $0, respectively.  The decrease in total assets was due to no revenues or proceeds from sale of common stock for the period ending December 31, 2015.

Total Liabilities.  Total liabilities were $304,323 and $313,573 at December 31, 2015 and December 31, 2014, respectively.  Total liabilities at December 31, 2015 and December 31, 2014 consisted of accounts payable of $127,699 and $82,693, respectively; notes payable of $126,300 and $199,800, respectively and accrued interest of $50,324 and $31,080, respectively.  Total liabilities were primarily due to the promissory note related to consulting contracts and a payable associated with the preparation of the S1 registration statement.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a net loss for the years ended December 31, 2015 and 2014 of $78,202 and $257,973, respectively.  The Company has an accumulated loss of $560,721 as of December 31, 2015.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At December 31, 2015 we had working capital deficit of $300,821.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the years ending December 31, 2015 and 2014 was ($11,952) and ($66,423), respectively.  Net cash used in operating activities included our net loss, prepaid expense, accounts payable and accrued interest.

Net cash used in investing activities for the years ending December 31, 2015 and 2014 was ($3,502) and $0, respectively.  Net cash used in investing activities included the development of intangible assets.

Net cash provided by financing activities for the years ending December 31, 2015 and 2014 was $0 and $81,800, respectively.  Net cash provided by financing activities is from the issuance and proceeds of stock sales.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2015.

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

As of December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Name	Age	Position
ANDREW S. MYNHEER	54	CEO & President, Director
CHRISTOPHER J. MYNHEER	58	Director

ANDREW S. MYNHEER- Chief Executive Officer, President and Director

From June 13, 2013 through the present Mr. Andrew S. Mynheer has been the Chief Executive Officer of Advanced Environmental Petroleum Producers Inc., Inc.  Mr. Andrew Mynheer, a born entrepreneur, was born and educated in Oxford, England. Initially trained in both design and management for the motor trade, with over 25 years’ experience. Early days in the automotive sector from mechanical training to technical and managerial courses in both the United Kingdom and North America proved invaluable and set the tone for the following decades. Mr. Mynheer then operated several design companies successfully and sold to larger organizations. This experience has given him a clear direction with all-round business experience to foresee potential business problems. Also, being able to cater for short and long term planning including day-to-day running is a real advantage with his extensive hands on approach.

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

CHRISTOPHER J. MYNHEER – Director

From June 13, 2013 through the present Mr. Christopher J. Mynheer has been a director of Advanced Environmental Petroleum Producers Inc., Inc.  Mr. Christopher Mynheer, Designer Artist, was born and educated in Oxford and London England. Trained in both art and design as visionary and storyboard artist with over 30 years’ experience. Having served as Director in his previous employment gives him the experience and knowledge that the company needs in a director. His leadership will serve as an asset to the company's Board of Directors.

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

We do not yet have an audit committee or an audit committee financial expert.  We expect to form such a committee composed of our non-employee directors.  We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person.  Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors.  Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2015 our Board of Directors consisted of Messer’s Mynheer.  At present, the Board of Directors has not established any committees.

Director Compensation

There are currently no compensation arrangements in place for members of the Board of Directors.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2015, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock	Option	Non-equity	Nonqualified	All other	Total
				Awards	Awards	Incentive	deferred	compen-
						Plan	compensation	sation
Name and principal position (1)	Year	($)	($)	($)	($)	Compensation ($)	earnings ($)	($)	($)
ANDREW S. MYNHEER President, CEO	2013	-0-	-0-	1,500	-0-	-0-	-0-	-0-	1,500
	2014 2015	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 2,597	-0- 2,597
CHRISTOPHER J. MYNHEER, Director	2013	-0-	-0-	1,500	-0-	-0-	-0-	-0-	1,500
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	2,597	2,597

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2015, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class	Total Votes
ANDREW S. MYNHEER 727 B Lawson Avenue Kelowna BC V1Y 6S9, Canada	15,000	0.02%	15,000
CHRISTOPHER J. MYNHEER 727 B Lawson Avenue Kelowna BC V1Y 6S9, Canada	15,000	0.02%	15,000
All Executive Officers and Directors as a Group (1)	30,000	0.02%	30,000

(1)

This figure represents the number of shares of common stock beneficially owned by Messer’s Mynheer reflective of the 1 for 1,000 reverse split. The percentages are based on 80,331,633 shares of common stock issued and outstanding as of the date of this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

In June 2013 the company issued our CEO 15,000 shares of common stock at par $0.0001 for services totaling $1,500.

In June 2013 the company issued our Director 15,000 shares of common stock at par $0.0001 for services totaling $1,500.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

*Shares are reflective of one for one thousand (1:1,000) reverse split, effective October 13, 2015.

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

Item 14. Principal Accounting Fees and Services

	2015	2014
Audit fees	12,000	---
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee.  The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule

Exhibit Number and Description			Location Reference
(a)	Financial Statements		Filed herewith
(b)	Exhibits required by Item 601, Regulation S-K
(3.0)	Articles of Incorporation
	(3.1)	Initial Articles of Incorporation filed with S-1 Registration Statement on November 19, 2013.	See Exhibit Key
	(3.2)	Bylaws filed with S-1 Registration Statement on November 19, 2013	See Exhibit Key
(10.0)	Material Contracts
	(10.1)	Consulting Agreement dated June 20, 2013	See Exhibit Key
(11.0)	Statement re: computation of per share Earnings		Note 3 to Financial Stmts
(14.0)	Code of Ethics		See Exhibit Key
(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
(31.2)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key
3.1	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.
3.2	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.
10.1	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.
14.0	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Environmental Petroleum Producers Inc.

NAME	TITLE	DATE

/s/ ANDREW S. MYNHEER	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	April 14 2016
ANDREW S. MYNHEER

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813)443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Advanced Environmental Petroleum Producers, Inc.

We have audited the accompanying balance sheet of Advanced Environmental Petroleum Producers, Inc., as of December 31, 2015 and 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2015 and 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Petroleum Producers, Inc., as December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

April 13, 2013

PCAOB Registered
AICPA Member

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC. f/k/a Electric Vehicle Research Corporation Balance Sheets Audited
		December 31, 2015	December 31, 2014

Assets
Current assets
Cash	$	---	$15,454
Prepaid expense		---	2,000
Total current assets		---	17,454

Intangible assets, net of accumulated
Amortization of $0 and $0		3,502	---

TOTAL ASSETS		$3,502	17,454

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable		$127,699	$82,693
Accrued interest - shareholder		50,324	31,080
Notes payable – shareholder loans		126,300	199,800
Total current liabilities		304,323	313,573
Total liabilities		304,323	313,573
COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders’ Deficit
Common Stock, 500,000,000 authorized; $0.0001 par value
80,331,633 and 31,633 shares issued and outstanding		8,033	3
Common stock held in escrow		(6,560)	---
Additional paid-in capital		258,427	186,397
Accumulated deficit		(560,721)	(482,519)
Total stockholders’ deficit		(300,821)	(296,119)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$3,502	$17,454

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC. f/k/a Electric Vehicle Research Corporation Statements of Operations
	For the Years Ended
		December 31, 2015	December 31, 2014

Revenues	$	---	$19,815

Operating Expenses
Professional fees		47,385	189,769
Selling, general and administrative expenses		8,604	46,847
Research and development		2,969	20,915
Total operating expenses		58,958	257,531

Net Income (Loss) from operations		(58,958)	(237,716)

Other income (expenses)
Interest expense		(19,244)	(20,257)
Income Taxes		---	---

Net loss		$(78,202)	$(257,973)

Basic and diluted loss per share		$(0.01)	$(8.18)

Weighted average number of shares outstanding		13,133,279	31,532

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC. f/k/a Electric Vehicle Research Corporation Statement of Stockholders’ Deficit For the Years Ended December 31, 2015 and 2014
			Additional
	Common Stock		Paid in	Accumulated	Common Stock
	Shares	Amount	Capital	Deficit	Held in Escrow	Total

Balance, December 31, 2013	31,192	$3	$59,600	$(224,546)	$—	$(164,943)
Sale of 40 shares of common stock for cash to a non-related party at $0.75 per share	40	—	30,000	—	—	30,000
Issued 300 shares of common stock for extinguishment of accounts payable to a non-related party at $0.14 per share	300	—	42,000	—	—	42,000
Sale of 104 shares of common stock for cash to a non-related party at $0.50 per share	104	—	51,800	—	—	51,800
Reconciliation of fractional shares due to reverse stock split of (1:1,000)	(3)	—	2.997	—	—	2,997
Net loss				(257,973)		(257,973)
Balance, December 31, 2014	31,633	$3	$186,397	$(482,519)	$—	$(296,119)
Issued 65,600,000 shares of common stock in exchange for 100% of 1923285 Alberta Ltd. Shares held in escrow subject to due diligence	65,600,000	6,560	—	—	(6,560)	—
Issued 14,700,000 shares of common stock for extinguishment of $73,500 of notes payable to non-related parties at $0.005 per share	14,700,000	1,470	72,030	—	—	73,500
Net loss				(78,202)		(78,202)
Balance, December 31, 2015	80,331,633	$8,033	$258,427	$(560,721)	$(6,560)	$(300,821)

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC. f/k/a Electric Vehicle Research Corporation Statements of Cash Flows

	For the Year Ended
	December 31,	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,202)	$(257,973)
Adjustments to reconcile net loss to net
cash used in operations:
Changes in assets and liabilities:
Prepaid expenses	2,000	92,350
Increase in accounts payable	45,006	78,943
Increase in accrued interest	19,244	20,257
Net Cash (used in) operating activities	(11,952)	(66,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of intangible assets	(3,502)	—
Net Cash (used in) investing activities	(3,502)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity issuances	—	81,800
Net Cash provided by financing activities	—	81,800

Net increase (decrease) in cash and cash equivalents	(15,454)	15,377

Cash and cash equivalents
Beginning of period	15,454	77
End of period	—	15,454

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental non-cash investing and financing transactions:
Stock issued to extinguish notes payable	$73,500	$—
Stock issued to extinguish accounts payable	$—	$42,000

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

f/k/a Electric Vehicle Research Corporation

Notes to The Financial Statements

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

Advanced Environmental Petroleum Producers Inc., f/k/a Electric Vehicle Research Corporation (hereinafter “AEPP”) is a company incorporated in the State of Florida in June 2013. We were formed as a consultant to the electric vehicle research and technologies industry.  The electric vehicle research and technologies industry is subject to constant change due to market trends, thereby making it extremely competitive. The electric vehicle research and technologies industry is complex, because several segments are regulated by both federal and state governments. AEPP’s approach assists general business operations with the growth and development, international expansion and marketing aspects of their business, allowing our potential customers to focus on the business aspects of operations. By using the services provided by AEPP, our clients are free to focus on compliance with regulations within their industry, and to complete their primary business goals.

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

RECLASSIFICATION

Certain reclassifications have been made to the prior period financial statement to conform to the current period presentation.  The reclassifications had no effect on reported losses.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $0 at December 31, 2015 and $15,454 at December 31, 2014.

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

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

f/k/a Electric Vehicle Research Corporation

Notes to The Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company is in the process of applying for patent protection for its products and technologies.  The Company has applied the provision of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Due to the early stages of the process the Company has not capitalized the full cost of the provisional patent application process.  Therefore, Intangible assets are currently not being amortized.  As of December 31, 2015and 2014 Intangible assets totaled $3,502 and $3,502, respectively.

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

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

As of December 31, 2015 the Company’s revenue was $-0-.  As of December 31, 2014 the Company derived 100% of its revenue, $19,815, from one customer.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred.  Research and development costs include engineering and testing of product and outputs.  Indirect costs related to research and developments are allocated based on percentage usage to the

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

f/k/a Electric Vehicle Research Corporation

Notes to The Financial Statements

research and development.  We spent $2,969 in research and development costs for the year ending December 31, 2015 and $20,915 for the Year ending December 31, 2014.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2015 or December 31, 2014.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2015 and December 31, 2014.  As of December 31, 2015, the Company had no dilutive potential common shares.

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

NOTE 4. INCOME TAXES

At December 31, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $560,000 that may be offset against future taxable income through 2033  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets   calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

For the Year Ended December 31,		2015		2014
Tax expense (benefit) at the statutory rate		$(27,000)		$(88,000)
State income taxes, net of federal income tax benefit		(3,000)		(9,000)
Change in valuation allowance		30,000		97,000
Total	$	---	$	---

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

For the year ended December 31, 2015 and 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2033. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2015 and December 31, 2014 is as follows:

		December 31, 2015		December 31, 2014
Deferred tax assets		$211,000		$181,000
Valuation allowance		(211,000)		(181,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended December 31, 2013 through the year ended December 31, 2015.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the period from inception ended December 31, 2013 through the year ended December 31, 2015.  The open tax years are 2013, 2014 and 2015.

NOTE 5. SHAREHOLDERS’ EQUITY

The Company, through approval of its Board of Directors, authorized common shares of 500,000,000 with a par value of $0.0001.

On September 10, 2015, the majority shareholders of the Company approved a reverse stock split of one for 1,000 (1:1000) of the Company's total issued and outstanding shares of common stock.  Pursuant to the Company's Bylaws and the Florida Division of Corporations, a vote by the holders of at least a majority of the Company’s outstanding votes is required to effect the Stock Split. The Company’s articles of incorporation do not authorize cumulative voting. As of the record date of September 10, 2015, the Company had 31,635,598 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 30,000,000 votes, which represents approximately 99% of the voting rights associated with the Company’s shares of common stock. The consenting stockholders voted in favor of the Stock Split by unanimous written consent dated September 10, 2015.

On October 9, 2015 FINRA approved the stock split to be effective October 13, 2015 and filed with the Securities and Exchange Commission on October 16, 2015.

COMMON STOCK

During the month of February, 2014 the Company sold 6 share to 1 shareholder via subscription at a value of $0.75 per share for cash totaling $5,000

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

f/k/a Electric Vehicle Research Corporation

Notes to The Financial Statements

During the month of May, 2014 the Company sold 10 share to 1 shareholder via subscription at a value of $750.00 per share for cash totaling $7,500

During the month of June, 2014 the Company sold 6 share to 1 shareholder via subscription at a value of $833.33 per share for cash totaling $5,000

During the month of July, 2014 the Company sold 6 share to 1 shareholder via subscription at a value of $833.33 per share for cash totaling $5,000

During the month of August, 2014 the Company sold 10 share to 1 shareholder via subscription at a value of $750.00 per share for cash totaling $7,500

During the month of September, 2014 the Company issued 300 share to 1 shareholder via subscription at a value of $140.00 per share for the extinguishment of accounts payable totaling $42,000

During the month of November, 2014 the Company sold 104 share to 1 shareholder via subscription at a value of $498.07 per share for cash totaling $51,800

On October 24, 2015 the Company announced that it had entered into an agreement to acquire 100% of the issued and outstanding shares of 1923285 Alberta Ltd (Alberta) for 65,600,000 shares of the Company’s common stock.  Both the Company’s 65,600,000 and 100% of the issued and outstanding Alberta shares will be held in escrow until Alberta provided the Company with firstly, required audited financial statements and the Company has completed its due diligence.

On November 6, 2015 the Company issued 7,500,000 shares of common stock to several non-related parties in exchange for the extinguishment of $37,500 of notes payable.  The shares were issued at $0.005 per share.

On November 19, 2015 the Company issued 7,200,000 shares of common stock to a non-related party in exchange for the extinguishment of $36,000 of notes payable.  The shares were issued at $0.005 per share.

There were 80,331,633 shares of common stock issued and outstanding at December 31, 2015 and 31,633 shares of common stock issued and outstanding at December 31, 2014.

All issued and outstanding shares and per share prices are reflective of the one to one thousand (1:1,000) revere split effective October 13, 2015.

NOTE 6. RELATED PARTY TRANSACTIONS

EQUITY TRANSACTIONS

On September 25, 2014 the Company issued 300 shares to Soellingen Advisory Group, Inc. via subscription at a value of $140.00 per share for the extinguishment of accounts payable totaling $42,000

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

f/k/a Electric Vehicle Research Corporation

Notes to The Financial Statements

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2015:

	December 31, 2015	December 31, 2014

New Opportunity Business Solutions, Inc., a non-related party for consulting services to the Company. Advanced Environmental Petroleum Producers Inc. (AEPP) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by AEPP but not paid as required.  The loan is in default.  Accrued interest at December 31, 2015 and December 31, 2014 was $50,324 and $31,080, respectively.

	$126,300	$199,800

Total notes payable	$126,300	$199,800

Current portion	$126,300	$199,800

NOTE 8. PREPAID EXPENSE

The Company entered into a consulting agreement with New Opportunity Business Solutions, Inc., a non-related party, on June 19, 2013.  New Opportunity Business Solutions, Inc. is to provide consulting services assisting with the preparation of the S1 registration statement being filed with the Security and Exchange Commission.  The contract is for a 12-month term.  The amount of the contract is $199,800 due and payable in full on June 19, 2013. The Company expensed the contract over a 12-month term in the amount of $16,650 per month.  The prepaid balance was $-0- and $2,000 on December 31, 2015 and December 31, 2014, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

On October 24, 2015, the Company announced that it had entered into an agreement to acquire 100% of the issued and outstanding shares of 1923285 Alberta Ltd. ("Alberta") for 65,600,000 shares of the Company’s common stock. Both the Company's 65,600,000 and 100% of the issued and outstanding Alberta Shares will be held in escrow until Alberta provides the Company with firstly, required audited financial statements, secondly, a certificate that the leases held by Alberta from Peru Petro (an entity owned by the Government of Peru) are unencumbered and are in good standing. It is anticipated that the audited financial statements and the report confirming the reserves and the potential reserves was to be completed before December 31, 2015 however due to unforeseen circumstances has been delayed but is still pending.

Alberta was incorporated in 2015 in the province of Alberta. Alberta has ownership interests in a lease that encompasses 10,100 square Kilometers of oil and gas and mineral leases in the country of Peru known as “Block 19”.

From time to time the Company may be a party to litigation matters involving claims against the Company.   Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2015.

NOTE 11. SUBSEQUENT EVENTS

On January 6, 2016 the Company issued 30,000 shares of common stock to non-related parties in exchange for the extinguishment of $4,000 of accounts payable.  The shares were issued at $0.005 per share.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

f/k/a Electric Vehicle Research Corporation

Notes to The Financial Statements

On February 11, 2016 the Company issued 4,920,000 shares of common stock to non-related parties.  The shares were issued and are being held in escrow in addition to the shares issued as a part of the Share Purchase Agreement dated October 24, 2015. The shares were issued at $0.005 per share.

On February 11, 2016, the Board of Directors of Advanced Environmental Petroleum Products, Inc., a Florida corporation (the "Company"), accepted the consent from and approved the appointment of Loong Yip Juy as the President of the Company.

There is no family relationship between Mr. Juy and any of the Company’s other officers and directors. There are no understandings or arrangements between Mr. Juy and any other person pursuant to which Mr. Juy was appointed as President.

Mr. Juy has been issued 29,930,000 restricted common shares that have not been delivered and are being held in escrow pending the closure of the agreement as filed with the Securities Exchange Commission dated October 29, 2015. Upon closure of the agreement, Mr. Juy will be the owner of 29,930,000 shares of restricted common stock which will represent 41% of the issued and outstanding shares of the Company’s common stock. There is no employment agreement with Mr. Juy.

Loong Yip Juy, Age 66, was born in Guanzhou China and is a resident of Peru. Mr. Juy is a graduate of the National Engineering University in Peru. Mr. Juy has been in business management all of his adult working career and has specifically been involved in the mining industry with Brehm International S.A. since 1999 currently serving as President and member of the Board of Directors for over the last 5 years.

Mr. Juy has the mining and management experience that the company Board of Directors feel that he will be an added asset to the company as it moves forward.

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.