Form 10-K/A
period 2015-12-31
Advanced Environmental Petroleum Producers Inc.
filed 2016-07-14
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

  (_) Yes (X) No

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on April 14, 2016 (the “Annual Report”), is to correct a scrivener error on the Auditors’ Opinion letter dated April 13, 2013. The correct date should have been April 13, 2016. A corrected Audit opinion letter has been filed as an exhibit.

No other changes have been made to the Annual Report except as noted above. This Amendment to the Annual Report speaks as of the original filing date of the Annual Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Annual Report except that changes have been made to the cover page and the Auditors’ Opinion Letter.

ITEM 9.01. Financial Statements and Exhibits.

a.

None

b.

Exhibits

NUMBER	EXHIBIT
23	Letter from Stevenson & Company CPAS LLC dated April 13, 2016 (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Electric Vehicle Research Corporation

Dated: July 14, 2016	/s/ Andrew Mynheer
Andrew Mynheer
Chief Executive Officer