Form 10-Q
period 2016-06-30
Advanced Environmental Petroleum Producers Inc.
filed 2016-08-12
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-192405

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC. f/k/a Electric Vehicle Research Corporation
(Exact Name of Registrant as specified in its charter)

Florida	46-3046340
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

8309 Mount Logan Court, Las Vegas, Nevada	89131
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 250-885-0545

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares of the issuer's common stock, par value $.0001 per share, outstanding as of July 20, 2016 was 94,381,633.

Part I. Financial Information

Item 1. Financial Statements.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC. Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ ---	$ ---
Total Current Assets	---	---

Intangible assets, net accumulated amortization of $0 and $0, respectively	3,502	3,502

TOTAL ASSETS	$3,502	$3,502

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$159,794	$127,699
Accrued interest	56,547	50,324
Note payable	88,800	126,300
Total Current Liabilities	305,141	304,323

TOTAL LIABILITIES	305,141	304,323

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized; 92,781,633 and 80,331,633 shares issued and outstanding, respectively	9,278	8,033
Common stock held in escrow	(7,052)	(6,560)
Additional paid in capital	299,174	258,427
Accumulated deficit	(603,039)	(560,721)
Total Stockholders' Deficit	(301,639)	(300,821)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,502	$3,502

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS, INC. Condensed Statements of Operations (Unaudited)

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015

REVENUE	$	---	$	---	$	---	$	---

OPERATING EXPENSES
Research and development		---		59		---		2,969
Professional fees		15,506		7,202		26,014		29,534
Selling, general and administrative expenses		---		1,461		10,081		8,604
Total operating expenses		15,506		8,722		36,095		41,107

Net loss from operations		(15,506)		(8,722)		(36,095)		(41,107)

Other income (expense)
Interest expense		(3,030)		(5,050)		(6,223)		(10,045)
Net loss before income taxes		(18,536)		(13,772)		(42,318)		(51,152)

Income taxes		---		---		---		---

Net loss		$(18,536)		$(13,772)		$(42,318)		$(51,152)

Basic and diluted loss per share		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average number of shares outstanding		86,484,929		31,635,598		84,746,907		31,635,598

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC. Condensed Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2016		2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(42,318)		$(51,152)
Adjustment to reconcile net loss to net cash used in operations:
Changes in assets and liabilities:
Prepaid expense		---		2,000
Increase in accounts payable		32,095		27,155
Increase in accrued interest		6,223		10,045
Net Cash (used in) operating activities		(4,000)		(11,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of intangible assets		---		(3,502)
Net cash (used in) investing activities		---		(3,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of notes payable		(37,500)		---
Conversion of note payable into common stock		41,500		---
Net Cash provided by financing activities		4,000		---

Net increase (decrease) in cash and cash equivalents		---		(15,454)

Cash and cash equivalents
Beginning of period		---		15,454
End of period	$	---	$	---

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to Condensed Financial Statements

For the period ending June 30, 2016

(Unaudited)

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

Advanced Environmental Petroleum Producers Inc., f/k/a Electric Vehicle Research Corporation (hereinafter "AEPP") is a company incorporated in the State of Florida in June 2013. We were formed as a consultant to the electric vehicle research and technologies industry. The electric vehicle research and technologies industry is subject to constant change due to market trends, thereby making it extremely competitive. The electric vehicle research and technologies industry is complex, because several segments are regulated by both federal and state governments. AEPP's approach assists general business operations with the growth and development, international expansion and marketing aspects of their business, allowing our potential customers to focus on the business aspects of operations. By using the services provided by AEPP, our clients are free to focus on compliance with regulations within their industry, and to complete their primary business goals.

NOTE 2. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

For the period ending June 30, 2016

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $0 at June 30, 2016 and $0 at December 31, 2015.

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

FINANCIAL INSTRUMENTS

The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to Condensed Financial Statements

For the period ending June 30, 2016

(Unaudited)

INTANGIBLE ASSETS

The Company is in the process of applying for patent protection for its products and technologies. The Company has applied the provision of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Due to the early stages of the process the Company has not capitalized the full cost of the provisional patent application process. Therefore, Intangible assets are currently not being amortized. As of June 30, 2016 and December 31, 2015 Intangible assets totaled $3,502 and $3,502, respectively.

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $0 and $59 in research and development costs for the three months ended June 30, 2016 and 2015, respectively and $0 and $2,969 in research and development costs for the six months ended June 30, 2016 and 2015, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2016 or December 31, 2015.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with ASC 260, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2016 and December 31, 2015. As of June 30, 2016, the Company had no dilutive potential common shares.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to Condensed Financial Statements

For the period ending June 30, 2016

(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

We have reviewed the FASB issued Accounting Standard Update ("ASU 2014-10") and have applied the standard as of the dates during the periods reported.

We have reviewed the FASB issued Accounting Standard Update ("ASU 2014-09"). The Company does not believe that the new or modified principal will not have a material effect on these financial statements.

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 4. INCOME TAXES

At June 30, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of $603,039 that may be offset against future taxable income through 2033. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $227,000, calculated at an effective tax rate of 34%, federal and 3.6% state, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance of $227,000.

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

NOTE 5. SHAREHOLDERS' EQUITY

The Company, through approval of its Board of Directors, authorized common shares of 500,000,000 with a par value of $0.0001.

On September 10, 2015, the majority shareholders of the Company approved a reverse stock split of one for 1,000 (1:1000) of the Company's total issued and outstanding shares of common stock. Pursuant to the Company's Bylaws and the Florida Division of Corporations, a vote by the holders of at least a majority of the Company's outstanding votes is required to affect the Stock Split. The Company's articles of incorporation do not authorize cumulative voting. As of the record date of September 10, 2015, the Company had 31,635,598 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 30,000,000 votes, which represents approximately 99% of the voting rights associated with the Company's shares of common stock. The consenting stockholders voted in favor of the Stock Split by unanimous written consent dated September 10, 2015.

On October 9, 2015 FINRA approved the stock split to be effective October 13, 2015 and filed with the Securities and Exchange Commission on October 16, 2015.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to Condensed Financial Statements

For the period ending June 30, 2016

(Unaudited)

COMMON STOCK

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

During the period ending June 30, 2016 the Company issued 7,500,000 shares of common stock to several non-related parties in exchange for the extinguishment of $37,500 of notes payable. The shares were issued at $0.005 per share.

There were 92,781,633 shares of common stock issued and outstanding at June 30, 2016 and 80,331,633 shares of common stock issued and outstanding at December 31, 2015.

All issued and outstanding shares and per share prices are reflective of the one to one thousand (1:1,000) revere split effective October 13, 2015.

NOTE 6. NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2016	December 31, 2015

New Opportunity Business Solutions, Inc., a non-related party for consulting services to the Company. Advanced Environmental Petroleum Producers Inc. (AEPP) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800. The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However, to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by AEPP but not paid as required. The loan is in default. Accrued interest at June 30, 2016 and December 31, 2015 was $56,547 and $50,324, respectively.

	$88,800	$126,300

Total notes payable	$88,800	$126,300

Current portion	$88,800	$126,300

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to Condensed Financial Statements

For the period ending June 30, 2016

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

On October 24, 2015, the Company announced that it had entered into an agreement to acquire 100% of the issued and outstanding shares of 1923285 Alberta Ltd. ("Alberta") for 65,600,000 shares of the Company's common stock. Both the Company's 65,600,000 and 100% of the issued and outstanding Alberta Shares will be held in escrow until Alberta provides the Company with firstly, required audited financial statements, secondly, a certificate that the leases held by Alberta from Peru Petro (an entity owned by the Government of Peru) are unencumbered and are in good standing. It is anticipated that the audited financial statements and the report confirming the reserves and the potential reserves was to be completed before December 31, 2015 however due to unforeseen circumstances has been delayed but is still pending.

Alberta was incorporated in 2015 in the province of Alberta. Alberta has ownership interests in a lease that encompasses 10,100 square Kilometers of oil and gas and mineral leases in the country of Peru known as "Block 19".

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of June 30, 2016.

NOTE 9. SUBSEQUENT EVENTS

On July 6, 2016 the Company announced it had acquired the Technical Evaluation Agreement from 1923285 Alberta Ltd. resulting in the shares held in escrow to be released

On July 8, 2016 issued 1,600,000 shares of common stock to a non-related parties in exchange for the extinguishment of $8,000 of notes payable. The shares were issued at $0.005 per share.

On July 16, 2016, the Company announced that it has entered into a verbal final agreement to retire all of the outstanding past due liabilities as stated on the 10Q filed with the Securities and Exchange Commission dated May 20, 2016. Per the terms of the agreement there will be 4,920,000 common shares cancelled from the shares issued in escrow in October 2015 and the new issuance of 4,450,000 common shares resulting in a reduction of 470,000 current issued and outstanding common shares. This agreement brings the total issued and outstanding to 93,911,633 of which 28,311,633 are considered issued without restriction due to rule 144 exemption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Advanced Environmental Petroleum Producers Inc., f/k/a, Electric Vehicle Research Corporation for the period ended June 30, 2016 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report. This annual report contains forward looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements.

Our Business Overview

Advanced Environmental Petroleum Producers Inc., f/k/a, Electric Vehicle Research Corporation, Inc. ("AEPP"), a Florida corporation, (the "Company") provides consulting services primarily to independent business owners and other market participants located in California, the Southeast and Midwest of the United States of America (the "U.S."). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of business operations. We have conducted our operations primarily in industry/incentive friendly regions of The United States of America.

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

Our directors have agreed to continue to fund our operations as needed over the next 12 months until cash flows are sufficient to sustain operations. Pursuant to the agreement it is binding on our CEO and he has agreed to only the return of his capital with no interest or other consideration. Thus far there has not been any need for funds provided by our CEO. In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offerings of our company's securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See "Note 2 – Going Concern" in our financial statements for additional information as to the possibility that we may not be able to continue as a "going concern."

Consulting Relationship

New Opportunity Business Solutions, Inc., (NOBS) is a non-related entity that provides consulting services to our Company. AEPP is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800. The note states a 10% interest rate. The note is as support for the consulting fee which was owed by AEPP but not paid as required. The principal balance at June 30, 2016 and December 31, 2015 are $88,800 and $126,300, respectively. Accrued interest at June 30, 2016 and December 31, 2015 was $56,547 and $50,324, respectively.

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

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company's executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this Form 10-Q, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards. We are choosing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

For a full description of our critical accounting policies, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report on Form 10-K.

Results of Operations for the three months ended June 30, 2016 and 2015.

Revenues

The Company did not have any revenues for the three months ended June 30, 2016 and 2015.

Operating Expenses

Total Expenses. Total expenses for the three months ending June 30, 2016 and 2015 was $18,536 and $13,772, respectively. Total expenses consisted of professional fees of $15,506 and $7,202, respectively; selling, general and administrative of $0 and $1,461, respectively and research and development of $0 and $59, respectively. Interest expense for the three months ended June 30, 2016 and 2015 was $3,030 and $5,050, respectively. The increase in total expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to operations.

Results of Operations for the six months ended June 30, 2016 and 2015.

Revenues

The Company did not have any revenues for the six months ended June 30, 2016 and 2015.

Operating Expenses

Total Expenses. Total expenses for the six months ending June 30, 2016 and 2015 was $42,318 and $51,152, respectively. Total expenses consisted of professional fees of $26,014 and $29,534, respectively; selling, general and administrative of $10,081 and $8,604, respectively and research and development of $0 and $2,969, respectively. Interest expense for the six months ended June 30, 2016 and 2015 was $6,223 and $10,045, respectively. The decrease in total expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to reduction in research and development and professional fees.

Financial Condition

Total Assets. Total assets were $3,502 and $3,502 at June 30, 2016 and December 31, 2015, respectively. Total assets at June 30, 2016 and December 31, 2015 consisted of intangible assets of $3,502 and $3,502, respectively.

Total Liabilities. Total liabilities were $305,141 and $304,323 at June 30, 2016 and December 31, 2015, respectively. Total liabilities at June 30, 2016 and December 31, 2015 consisted of accounts payable of $159,794 and $127,699, respectively; notes payable of $88,800 and $126,300, respectively and accrued interest of $56,547 and $50,324, respectively. Total liabilities were due to the promissory note related to consulting contracts and payables associated with the filing exchange reports.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the six months ending June 30, 2016 and 2015 of $42,318 and $51,152, respectively. The Company has an accumulated loss of $603,039 as of June 30, 2016. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At June 30, 2016 we had working capital deficit of $305,141. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ending June 30, 2016 and 2015 was ($4,000) and ($11,952), respectively. Net cash used in operating activities included our net loss, prepaid expense, accounts payable and accrued interest.

Net cash used in investing activities for the six months ending June 30, 2016 and 2015 was $0 and ($3,502), respectively. Net cash used in investing activities included the development of intangible assets.

Net cash provided by financing activities for the six months ending June 30, 2016 and 2015 was $4,000 and $0, respectively. Net cash provided by financing activities included reduction of notes payable and conversion of notes payable into common stock.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company's securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See "Note 2 – Going Concern" in our financial statements for additional information as to the possibility that we may not be able to continue as a "going concern."

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2016.

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

Item 4. Controls and Procedures.

(a) Management's Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending June 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2016, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company's management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending June 30, 2016, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." All shareholders are "sophisticated investors" and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

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

Date	Name	Shares	Cost per Share	Amount
01/06/2016	Island Capital Management	30,000	0.13	4,000
02/11/2016	Wu Ka Wa	2,460,000	0.0001	246
02/11/2016	Pengling He	2,460,000	0.0001	246
06/06/2016	Ricky Gatt	500,000	0.005	2,500
06/06/2016	Bert Lavallee	3,500,000	0.005	17,500
06/24/2016	Robert W. Harris	1,000,000	0.005	5,000
06/27/2016	Robert W. Harris	2,000,000	0.005	10,000
06/27/2016	Ricky Gatt	500,000	0.005	2,500

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith
(b)	Exhibits required by Item 601, Regulation S-K
(3.0)	Articles of Incorporation
	(3.1)	Initial Articles of Incorporation filed with S-1 Registration Statement on November 19, 2013.	See Exhibit Key
	(3.2)	Bylaws filed with S-1 Registration Statement on November 19, 2013	See Exhibit Key
(10.0)	Material Contracts
	(10.1)	Consulting Agreement dated June 20, 2013	See Exhibit Key
(11.0)	Statement re: computation of per share Earnings		Note 3 to Financial Stmts
(14.0)	Code of Ethics		See Exhibit Key
(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
(32.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

Exhibit Key
3.1	Incorporated by reference herein to the Company's S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.
3.2	Incorporated by reference herein to the Company's S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.
10.1	Incorporated by reference herein to the Company's S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.
14.0	Incorporated by reference herein to the Company's S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Environmental Petroleum Producers Inc.

NAME	TITLE	DATE

/s/ ANDREW S. MYNHEER	Principal Executive Officer,	August 11, 2016
ANDREW S. MYNHEER	Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

