Form 10-Q
period 2016-09-30
Advanced Environmental Petroleum Producers Inc.
filed 2016-11-22
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Registrant’s telephone number, including area code 250-885-0545

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of November 15, 2016 was 93,911,633.

Part I. Financial Information

Item 1. Financial Statements.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Intangible assets, net accumulated amortization of $0 and $0, respectively	-	3,502

TOTAL ASSETS	$-	$3,502

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$155,572	$127,699
Accrued interest	58,604	50,324
Note payable	70,881	126,300
Total Current Liabilities	285,057	304,323

TOTAL LIABILITIES	285,057	304,323

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized; 93,911,633 and 80,331,633 shares issued and outstanding, respectively	9,391	8,033
Common stock held in escrow	(6,560)	(6,560)
Additional paid in capital	328,819	258,427
Accumulated deficit	(616,707)	(560,721)
Total Stockholders' Deficit	(285,057)	(300,821)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$3,502

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Research and development	-	-	-	2,969
Professional fees	13,883	14,807	39,897	44,341
Selling, general and administrative expenses	-	-	10,081	8,604
Foreign exchange (gain) loss	(2,301)	-	(2,301)	-
Total operating expenses	11,582	14,807	47,677	55,914

Net loss from operations	(11,582)	(14,807)	(47,677)	(55,914)

Other income (expense)
Interest expense	(2,086)	(5,106)	(8,309)	(15,151)
Net loss before income taxes	(13,668)	(19,913)	(55,986)	(71,065)

Income taxes	-	-	-	-

Net loss	$(13,668)	$(19,913)	$(55,986)	$(71,065)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	92,156,198	31,635,598	87,234,698	31,635,598

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,986)	$(71,065)
Adjustment to reconcile net loss to net cash used in operations:
Changes in assets and liabilities:
Prepaid expense	-	2,000
Increase in accounts payable	27,872	41,962
Increase in accrued interest	8,280	15,151
Net Cash (used in) operating activities	(19,834)	(11,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of intangible assets	3,502	(3,502)
Net cash (used in) investing activities	3,502	(3,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of notes payable	(55,418)	-
Conversion of note payable into common stock	71,750	-
Net Cash provided by financing activities	16,332	-

Net increase (decrease) in cash and cash equivalents	-	(15,454)

Cash and cash equivalents
Beginning of period	-	15,454
End of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to Condensed Financial Statements

For the period ending September 30, 2016

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

Notes to Condensed Financial Statements

For the period ending September 30, 2016

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $0 at September 30, 2016 and $0 at December 31, 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to Condensed Financial Statements

For the period ending September 30, 2016

(Unaudited)

INTANGIBLE ASSETS

The Company is in the process of applying for patent protection for its products and technologies. The Company has applied the provision of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. The Company has abandoned the provisional patent application process. Therefore, Intangible assets have been fully expensed. As of September 30, 2016 and December 31, 2015 Intangible assets totaled $0 and $3,502, respectively.

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $0 and $0 in research and development costs for the three months ended September 30, 2016 and 2015, respectively and $0 and $2,969 in research and development costs for the nine months ended September 30, 2016 and 2015, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2016 or December 31, 2015.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2016 and December 31, 2015. As of September 30, 2016, the Company had no dilutive potential common shares.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to Condensed Financial Statements

For the period ending September 30, 2016

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

NOTE 4. INCOME TAXES

At September 30, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of $616,707 that may be offset against future taxable income through 2033 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $232,000, calculated at an effective tax rate of 34%, federal and 3.6% state, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance of $232,000.

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

Notes to Condensed Financial Statements

For the period ending September 30, 2016

(Unaudited)

NOTE 5. SHAREHOLDERS’ EQUITY

The Company, through approval of its Board of Directors, authorized common shares of 500,000,000 with a par value of $0.0001.

On September 10, 2015, the majority shareholders of the Company approved a reverse stock split of one for 1,000 (1:1000) of the Company's total issued and outstanding shares of common stock. Pursuant to the Company's Bylaws and the Florida Division of Corporations, a vote by the holders of at least a majority of the Company’s outstanding votes is required to affect the Stock Split. The Company’s articles of incorporation do not authorize cumulative voting. As of the record date of September 10, 2015, the Company had 31,635,598 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 30,000,000 votes, which represents approximately 99% of the voting rights associated with the Company’s shares of common stock. The consenting stockholders voted in favor of the Stock Split by unanimous written consent dated September 10, 2015.

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

During the period ending September 30, 2016 the Company issued 7,500,000 shares of common stock to several non-related parties in exchange for the extinguishment of $37,500 of notes payable. The shares were issued at $0.005 per share.

On July 8, 2016 issued 1,600,000 shares of common stock to a non-related parties in exchange for the extinguishment of $8,000 of notes payable. The shares were issued at $0.005 per share.

On July 16, 2016, the Company announced that it has entered into a verbal final agreement to retire all of the outstanding past due liabilities as stated on the 10Q filed with the Securities and Exchange Commission dated May 20, 2016. Per the terms of the agreement there will be 4,920,000 common shares cancelled from the shares issued in escrow in October 2015.

On August 19, 2016, the Company issued of 4,450,000 common shares to non-related parties in exchange for extinguishment of $22,250 of notes payable. The shares were issued at $0.005 per share.

There were 93,9111,633 shares of common stock issued and outstanding at September 30, 2016 and 80,331,633 shares of common stock issued and outstanding at December 31, 2015.

All issued and outstanding shares and per share prices are reflective of the one to one thousand (1:1,000) revere split effective October 13, 2015.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to Condensed Financial Statements

For the period ending September 30, 2016

(Unaudited)

NOTE 6. NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2016	December 31, 2015

New Opportunity Business Solutions, Inc., a non-related party for consulting services to the Company. Advanced Environmental Petroleum Producers Inc. (AEPP) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800. The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However, to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by AEPP but not paid as required. The loan is in default. Accrued interest at September 30, 2016 and December 31, 2015 was $58,604 and $50,324, respectively.

	$70,881	$126,300

Total notes payable	$70,880	$126,300

Current portion	$70,880	$126,300

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

NOTE 8. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of September 30, 2016.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Advanced Environmental Petroleum Producers Inc., f/k/a, Electric Vehicle Research Corporation for the period ended September 30, 2016 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Consulting Relationship

New Opportunity Business Solutions, Inc., (NOBS) is a non-related entity that provides consulting services to our Company. AEPP is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800. The note states a 10% interest rate. The note is as support for the consulting fee which was owed by AEPP but not paid as required. The principal balance at September 30, 2016 and December 31, 2015 are $88,800 and $126,300, respectively. Accrued interest at September 30, 2016 and December 31, 2015 was $58,604 and $50,324, respectively.

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

Results of Operations for the three months ended September 30, 2016 and 2015.

Revenues

The Company did not have any revenues for the three months ended September 30, 2016 and 2015.

Operating Expenses

Total Expenses. Total expenses for the three months ending September 30, 2016 and 2015 was $13,668 and $19,913, respectively. Total expenses consisted of professional fees of $13,883 and $14,807, respectively and foreign exchange (gain) loss of ($2,301) and $0, respectively. Interest expense for the three months ended September 30, 2016 and 2015 was $2,086 and $5,106, respectively. The decrease in total expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to operations.

Results of Operations for the nine months ended September 30, 2016 and 2015.

Revenues

The Company did not have any revenues for the nine months ended September 30, 2016 and 2015.

Operating Expenses

Total Expenses. Total expenses for the nine months ending September 30, 2016 and 2015 was $55,986 and $71,065, respectively. Total expenses consisted of professional fees of $39,897 and $44,341, respectively; selling, general and administrative of $10,081 and $8,604, respectively; research and development of $0 and $2,969, respectively and foreign exchange (gain) loss of ($2,301) and $0, respectively. Interest expense for the nine months ended September 30, 2016 and 2015 was $8,309 and $15,151, respectively. The decrease in total expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to reduction in research and development and professional fees.

Financial Condition

Total Assets. Total assets were $0 and $3,502 at September 30, 2016 and December 31, 2015, respectively. Total assets at September 30, 2016 and December 31, 2015 consisted of intangible assets of $0 and $3,502, respectively. The decrease in total assets was due to the Company abandoning the provisional patent application and fully expensing the intangible asset.

Total Liabilities. Total liabilities were $285,057 and $304,323 at September 30, 2016 and December 31, 2015, respectively. Total liabilities at September 30, 2016 and December 31, 2015 consisted of accounts payable of $155,572 and $127,699, respectively; notes payable of $70,881 and $126,300, respectively and accrued interest of $58,604 and $50,324, respectively. Total liabilities were due to the promissory note related to consulting contracts and payables associated with the filing exchange reports.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the nine months ending September 30, 2016 and 2015 of $55,986 and $71,065, respectively. The Company has an accumulated loss of $616,707 as of September 30, 2016. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At September 30, 2016 we had working capital deficit of $285,057. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ending September 30, 2016 and 2015 was ($19,834) and ($11,952), respectively. Net cash used in operating activities included our net loss, prepaid expense, accounts payable and accrued interest.

Net cash used in investing activities for the nine months ending September 30, 2016 and 2015 was $3,502 and ($3,502), respectively. Net cash used in investing activities included the development of intangible assets.

Net cash provided by financing activities for the nine months ending September 30, 2016 and 2015 was $16,332 and $0, respectively. Net cash provided by financing activities included reduction of notes payable and conversion of notes payable into common stock.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2016.

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

With respect to the period ending September 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2016, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2016, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

On January 6, 2016, the Company issued 30,000 shares of common stock to non-related parties in exchange for the extinguishment of $4,000 of accounts payable.

On February 11, 2016, the Company issued 4,920,000 shares of common stock to non-related parties. The shares were issued and are being held in escrow in addition to the shares issued as a part of the Share Purchase Agreement dated October 24, 2015. On July 15, 2016 the Company canceled the 4,920,000 shares issued on February 11, 2016 per a verbal agreement.

On July 6, 2016, the Company issued 1,600,000 shares of common stock to a non-related party in exchange for the extinguishment of $8,000 of notes payable. The shares were issued at $0.005 per share.

On August 19, 2016, the Company issued 4,450,000 shares of common stock to non-related parties in exchange for the extinguishment of $22,250 of notes payable. The shares were issued at $0.005 per share.

Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Cost per Share	Amount
01/06/2016	Island Capital Management	30,000	0.13	4,000
02/11/2016	Wu Ka Wa	2,460,000	0.0001	246
02/11/2016	Pengling He	2,460,000	0.0001	246
06/06/2016	Ricky Gatt	500,000	0.005	2,500
06/06/2016	Bert Lavallee	3,500,000	0.005	17,500
06/24/2016	Robert W. Harris	1,000,000	0.005	5,000
06/27/2016	Robert W. Harris	2,000,000	0.005	10,000
06/27/2016	Ricky Gatt	500,000	0.005	2,500
07/08/2016	Tom Buggs	1,600,000	0.005	8,000
07/15/2016	Wu Ka Wa	(2,460,000)	0.0001	(246)
07/15/2016	Pengling He	(2,460,000)	0.0001	(246)
08/19/2016	Margaret Studer	75,000	0.005	375
08/19/2016	Kathleen Dinneen	75,000	0.005	375
08/19/2016	Amy Bugg	200,000	0.005	1,000
08/19/2016	Adam Hedayat	4,000,000	0.005	20,000
08/19/2016	Rozalia Mako	100,000	0.005	500

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

Advanced Environmental Petroleum Producers Inc.

NAME	TITLE	DATE

/s/ ANDREW S. MYNHEER	Principal Executive Officer,	November 21, 2016
ANDREW S. MYNHEER	Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

