Form 10-K
period 2016-12-31
Advanced Environmental Petroleum Producers Inc.
filed 2017-04-05
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission file number 333-192405

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS, INC.
(Exact Name of Registrant as specified in its charter)

Florida	46-3046340
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

215 North Jefferson Street, Ossian, Indiana	46777
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 260-490-9990

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year. $412,500.00

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $0.0001 par value, as of April 4, 2017. 93,911,633

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

NONE

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2016

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Advanced Environmental Petroleum Producers, Inc. for the year ended December 31, 2016 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings and the terms of or ability to close transactions and/or agreements.

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

PART I

Item 1. Business

Advanced Environmental Petroleum Producers, Inc. (hereinafter “AEPP” “Company”) is a company incorporated in the State of Florida in June 2013. We were formed as a consultant to the electric vehicle research and technologies industry and did not generate any revenues in 2015 or 2016. The Company previously consulted on a number of projects on a pro-bono basis to attempt to establish a strong corporate history toward obtaining a strong paying client base. However, this endeavor was unsuccessful. The Company ceased operations relating to the consulting business in November 2016.

Brian Kistler, our president has been involved in the company since inception as a consultant, assuming the role of CEO on January 9, 2017.

On October 24, 2015, the Company announced that it had entered into an agreement (“the Alberta Agreement”) to acquire 100% of the issued and outstanding shares of 1923285 Alberta Ltd. ("Alberta") for 65,600,000 shares of the Company’s common stock. It was agreed the Company's 65,600,000 shares of the Company’s common stock and 100% of the issued and outstanding Alberta Shares would be held in escrow until Alberta provided the Company first with, required audited financial statements, second, a certificate that the leases held by Alberta from Peru Petro (an entity owned by the Government of Peru) were not encumbered and were in good standing. It was anticipated that the audited financial statements and the report confirming the reserves and the potential reserves would be completed before December 31, 2015.

Alberta was incorporated in 2015 in the province of Alberta and claimed he had ownership interests in a lease that encompasses 10,100 square Kilometers of oil and gas and mineral leases in the country of Peru known as “Block 19”.

On January 9, 2017, Mr. Kistler was appointed to the Board of Directors and as CEO of the Company. Simultaneously, Andrew Mynheer resigned as Chairman of the Board and CEO, Secretary/Treasurer and Christopher Mynheer resigned as a member of the Board of Directors.

On February 10, 2017, as a result of non-performance, the Company terminated its relationship with Alberta and the Alberta Agreement and cancelled all 65,600,000 shares of our common stock that were being held in escrow. Consequently, all prior information regarding that proposed transaction with Alberta was terminated and is no longer to be considered part of the company’s focus moving forward.

On March 6, 2017, the Company’s majority shareholder and his affiliate entered into a stock purchase agreement to sell a majority of the issued and outstanding shares of common stock to a third party, that if closed would result in a change of control or similar transaction. Although such transaction is expected to close in April 2017, no assurances can be given that a closing will ever occur, and if a closing does occur, the only change will be change of control of the Company’s Board and owner of its majority of shares. If such transaction does occur we may be considered a “shell company”.

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

Item 1B. Unresolved Staff Comments

NONE

Item 2. Properties

We do not own any real property. Our offices are currently located at 215 North Jefferson Street, Ossian, Indiana 46777. We do not believe that we will need to obtain additional office space at any time in the foreseeable future.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings or are any contemplated by us at this time.

Item 4. Mine Safety Disclosures

NOT APPLICABLE.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is eligible for trading on the OTC-pink market under the symbol “AEPP”. The trading volume in our common stock varies. There is no assurance that any trading market in existence at any time will continue. A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale.

Holders

On December 31, 2016, there were 101 shareholders of record of our common stock. As of April 4, 2017 there are 93,911,633 shares of our Common Stock issued and outstanding.

Dividends

Since inception, we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, that our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of AEPP’s common stock without registration during the last four years. No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. The following securities of AEPP were issued by AEPP within the past four (4) years and were not registered under the Securities Act of 1933: The shares of our common stock were issued pursuant to Section 4(2) of the Securities Act of 1933 and the exempt transaction provisions of applicable state law. All shareholders in our Section 4(2) offering are sophisticated investors who are personally known by our former president, ANDREW S. MYNHEER. Each shareholder had sufficient knowledge and experience in finance and business matters to evaluate the risks and merits of the investment or was otherwise able to bear the economic risks of an investment in our company. Additionally, each shareholder was provided with access to the type of information about our company that would normally be provided in a prospectus. Finally, the shareholders agreed not to resell or distribute the securities to the public and were aware that each certificate representing shares of our common stock would bear a restrictive transfer legend to prevent any unauthorized distribution.

	Name of Stockholder	Shares Received	Date Shares Sold	Consideration

*	Jenkin Wong	6	February 10, 2014	$5,000
*	Emmy Shu Ying	10	May 23, 2014	$7,500
*	David Henkel	6	June 11, 2014	$5,000
*	Jenkin Wong	6	July 22, 2014	$5,000
*	Allen Wong	10	August 31, 2014	$7,500
*	Soellingen Advisory Group	300	September 25, 2014	$42,000
*	Soellingen Advisory Group	500	September 25, 2014	$25,000
*	Wei Peng Zhuang	103	November 28, 2014	$51,800
*	Andrew S. Mynheer	15,000	June 14, 2013	Services
*	Christopher J. Mynheer	15,000	June 14, 2013	Services
	Theresa Kearl	3,500,000	November 9, 2015	17,500
	Devin Kyle Lavalle	3,000,000	November 9, 2015	15,000
	Shivon Michelle Lavalle	1,000,000	November 9, 2015	5,000
	New Opportunity Business Solutions, Inc.	7,200,000	November 19, 2015	36,000
	Island Capital Management	30,000	January 6, 2016	4,000
	Ricky Gatt	500,000	June 6, 2016	2,500
	Bert Lavallee	3,500,000	June 6, 2016	17,500
	Robert W. Harris	1,000,000	June 24, 2016	5,000
	Robert W. Harris	2,000,000	June 27, 2016	10,000
	Ricky Gatt	500,000	June 27, 2016	2,500
	Tom Buggs	1,600,000	June 8, 2016	8,000
	Margaret Studer	75,000	August 19, 2016	375
	Kathleen Dinneen	75,000	August 19, 2016	375
	Amy Bugg	200,000	August 19, 2016	1,000
	Adam Hedayat	4,000,000	August 19, 2016	20,000
	Rozalia Mako	100,000	August 19, 2016	500

_____________

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of the Company for the period ended December 31, 2016 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings and the terms of or ability to close transactions and/or agreements.

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

Our Business Overview

Advanced Environmental Petroleum Producers, Inc., (“AEPP”), a Florida corporation, (the "Company") provided consulting services primarily to independent business owners and other market participants located in California, the Southeast and Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of business operations. We have conducted our operations primarily in industry/incentive friendly regions of The United States of America.

Plan of Operation

Pursuant to a Stock Purchase Agreement dated as of March 6, 2017 by and among Oncolix, Inc., a Delaware corporation (the “Purchaser” or “Oncolix””), Mr. Kistler our majority shareholder and sole executive officer, employee and director on our Board, New Opportunity Business Solutions, Inc. a corporation whose sole employee, officer, director, control person and shareholder is Mr. Kistler (“NOBS,” and together with Mr. Kistler, collectively, the “Seller”) and the Company (the “SPA”), the Seller agreed to sell 61,465,130 shares of our common stock owned by the Seller (approximately 66% of our issued and outstanding shares) to the Purchaser for a purchase price of $315,000 (the “Share Acquisition”). As a result of the Share Acquisition, the Purchaser will become the majority shareholder of the Company, and pursuant to the SPA, approximately $111,928 of the $315,000 purchase price will be utilized by the Seller to pay all outstanding indebtedness and financial obligations of the Company so that immediately following the closing of the Share Acquisition (the “SPA Closing”), the Company will have no outstanding indebtedness and/or other financial obligations.  There are numerous conditions to the Closing of the Share Acquisition, and no assurance can be given that the SPA Closing will be completed.

As a condition to the SPA Closing, Mr. Kistler, our sole employee, executive officer, director and our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, shall resign all such positions with the Company immediately following the Board’s appointment of one of the Purchaser’s nominee as a director to our Board and as our Chief Executive Officer, President, Principal Executive Officer and Principal Financial Officer and another nominee of the purchaser as a director to our Board and our Secretary and Chief Accounting Officer. Both of such persons may be deemed affiliates of the Purchaser.

Additional information about the SPA, the Share Acquisition and related matters and agreements can be found in our Schedule 14f-1 Information Statement filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2017, and amended pursuant to that Amendment No. 1 filed with the SEC on March 21, 2017, pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and SEC Rule 14f-1 promulgated thereunder.

Although we are not presently engaged in any capital raising activities, we may engage in one or more private offerings of our company’s securities in the future. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Consulting Relationship

New Opportunity Business Solutions, Inc., (NOBS) is wholly owned by Brian Kistler our CEO and was a non-related entity that provided consulting services to our Company until January 9, 2017 when Mr. Kistler assumed the role as CEO. AEPP was a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800. The note states a 10% interest rate. The note is as support for the consulting fee which was owed by AEPP but not paid as required. The principal balance at December 31, 2016 and 2015 are $0 and $126,300, respectively. Accrued interest at December 31, 2016 and 2015 was $0 and $50,324, respectively.

New Opportunity Business Solutions, Inc. the Consultant, served generally, on a non-exclusive basis, as a corporate consultant. New Opportunity Business Solutions, Inc. assisted with the filing of an S-1 Registration statement with the Securities Exchange Commission and any required amendments thereafter, prepared and assisted with the filing of a 15c211 with the Financial Investment Regulatory Authority (FINRA) and any required amendments thereafter, and those other filings that shall, from time to time, be required, to successfully obtain a quotation of the Company's common shares on the OTC Bulletin Board and obtain trading thereupon. NOBS will also assist AEPP in preparation of annual 10K and quarterly 10Q statements for review by a PCAOB accountant and the Company's SEC counsel, and assisting in timely EDGAR filing of 10K and 10Q's with the SEC.

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

We have already taken advantage of these reduced reporting burdens in this Form 10-K, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Results of Operations for the years ended December 31, 2016 and 2015.

Revenues

Revenue. Total revenue for the years ended December 31, 2016 and 2015 was $0 and $0, respectively. The Company has not secured any additional clients or contracts as of December 31, 2016.

Operating Expenses

Total Expenses. Total expenses for the years ending December 31, 2016 and 2015 was $105,781 and $58,958, respectively. Total expenses consisted of professional fees of $98,324 and $47,385, respectively; selling, general and administrative of $10,211 and $8,604, respectively; research and development of $0 and $2,969, respectively; and Foreign exchange (gain) loss of ($2,754) and $0, respectively. The increase in total expenses was primarily due to the fees associated with public reporting requirements.

Other income (expense)

Other income (expense). Total other income (expense) for the years ending December 31, 2016 and 2015 was $4,710,062 and ($19,244), respectively. Total other income (expense) consisted of interest expense of ($8,512) and ($19,244), respectively; and gain on extinguishment of debt of $4,701,550 and $0, respectively. The change in other income (expense) was directly related to the reduction and extinguishment of certain note payable.

Financial Condition

Total Assets. Total assets were $1,671 and $3,502 at December 31, 2016 and December 31, 2015, respectively. Total assets at December 31, 2016 and December 31, 2015 consisted of cash of $1,671 and $0, respectively and intangible assets of $0 and $3,502, respectively. The decrease in total assets was due to write off of the intangible assets.

Total Liabilities. Total liabilities were $225,881 and $304,323 at December 31, 2016 and December 31, 2015, respectively. Total liabilities at December 31, 2016 and December 31, 2015 consisted of accounts payable of $225,881 and $127,699, respectively; notes payable of $0 and $126,300, respectively and accrued interest of $0 and $50,324, respectively. Total liabilities were primarily due to the promissory note related to consulting contracts and accounts payable associated with the ordinary course of business.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company had a net loss for the years ended December 31, 2016 and 2015 of $4,815,843 and $78,202, respectively. The Company has an accumulated loss of $5,376,564 as of December 31, 2016. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At December 31, 2016, we had working capital deficit of $224,210. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the years ending December 31, 2016 and 2015 was ($4,767,986) and ($11,952), respectively. Net cash used in operating activities included our net loss, prepaid expense, accounts payable and accrued interest.

Net cash used in investing activities for the years ending December 31, 2016 and 2015 was $3,502 and ($3,502) respectively. Net cash used in investing activities included the development and write off of intangible assets.

Net cash provided by financing activities for the years ending December 31, 2016 and 2015 was $4,766,155 and $0, respectively. Net cash provided by financing activities is from the reduction of notes payable and conversion of note payable into common stock.

We anticipate that our future liquidity requirements will arise from the need to fund any new business plan we may develop or acquire, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to either generate cash flow from a new business plan or raise additional capital to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital and attempt to find, start and /or acquire a business. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2016.

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

As of December 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission . Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Name	Age	Position

Brian Kistler	60	CEO & President, Director

Brian K. Kistler, President and Director

Brian K. Kistler has served as our President/Chairman of the Board of Directors since January 19, 2017. Mr. Kistler has extensive work history in the financial services industry. He began working at the securities firm Edward Jones in 1987 and over five (5) years increased his assets under management to $45 million dollars. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. During his time at Hilliard/Lyons, Mr. Kistler had assets under management of nearly $100 million dollars. In 1999 Mr. Kistler was hired by Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in Indiana. Mr. Kistler’s responsibilities included managing fifty-three employees with client assets under management in excess of one billion dollars. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler’s ability to recruit, retain and train high quality financial advisors. Mr. Kistler retired from his position with Raymond James in December 2005 to focus on the development of Freedom Energy Holdings, Inc. Freedom Energy Holdings, Inc. is an ongoing operation. Freedom Energy Holdings, Inc.’s primary business focus is in the promotion of its proprietary technology, KC 9000® and SR 139, both domestically and internationally.

Mr. Kistler is also the President of New Opportunity Business Solutions, Inc. (NOBS), a business consulting company in which Mr. Kistler serves in a consultancy status as an officer and director of public companies. Currently, NOBS only has 5 clients that require approximately 15 hours per month of Mr. Kistler time and attention and will not detract from his ability to oversee our company’s operations.

Mr. Kistler currently serves in the following capacities:

Success Holding Group Corp, USA - President and Director
Success Holding Group International, Inc. - President and Director
Success Entertainment Group International, Inc. - CFO, President and Director
Global Senior Enterprise, Inc. - CEO and Director
Han Tang Technology, Inc. - CEO and Director
Freedom Energy Holdings, Inc. - CEO and Director

We believe that Mr. Kistler’s experience in the securities industry as well as the managerial skills he developed during such tenure provide ample qualification for Mr. Kistler to serve as an officer and director for our Company.

Significant Employees. None.

Family Relationships. None.

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

Compensation Committee Interlocks and Insider Participation

As of December 31, 2016, our Board of Directors consisted of Messer’s Andrew Mynheer and Christopher Myheer. On January 9, 2017 Messer’s Mynheer both resigned their from their membership of the Board of Directors and Mr. Kistler was appointed as the sole director until the date of this filing. At present, the Board of Directors has not established any committees.

Director Compensation

There are currently no compensation arrangements in place for members of the Board of Directors.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2016, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.” Currently, we have no employment agreements with any of our Directors or Officers. All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All other compen- sation	Total
position (1)	Year	($)	($)	($)	($)	($)	($)	($)	($)
Andrew Mynheer, Former CEO, President	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Kistler, President, CEO	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_______________

(1)	There are no employment contracts with Mr. Kistler at this time. Nor are there any agreements for compensation in the future. A salary and stock option and/or warrants program may be developed in the future.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Brian Kistler, President, CEO	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Andrew Mynheer, Former CEO, President	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Christopher Mynheer, Former Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2016, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class	Total Votes
ANDREW S. MYNHEER 727 B Lawson Avenue Kelowna BC V1Y 6S9, Canada	15,000	0.02%	15,000
CHRISTOPHER J. MYNHEER 727 B Lawson Avenue Kelowna BC V1Y 6S9, Canada	15,000	0.02%	15,000
All Executive Officers and Directors as a Group (1)	30,000	0.02%	30,000

_________

(1)	This figure represents the number of shares of common stock beneficially owned by Messer’s Mynheer reflective of the 1 for 1,000 reverse split. The percentages are based on 93,911,633shares of common stock issued and outstanding as of the date of this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

None

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

Item 14. Principal Accounting Fees and Services

	2016	2015
Audit fees	24,000	12,000
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with S-1 Registration Statement on November 19, 2013.	See Exhibit Key

	(3.2)	Bylaws filed with S-1 Registration Statement on November 19, 2013	See Exhibit Key

(10.0)	Material Contracts

	(10.1)	Consulting Agreement dated June 20, 2013	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings		Note 3 to Financial Stmts

(14.0)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith

(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith

(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith

(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith

(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith

(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.

3.2	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.

10.1	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.

14.0	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 19, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Environmental Petroleum Producers, Inc.

NAME	TITLE	DATE

/s/ Brian Kistler	Principal Executive Officer,	April 5, 2017
Brian Kistler	Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

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

A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Advanced Environmental Petroleum Producers, Inc.

We have audited the accompanying balance sheet as of Advanced Environmental Petroleum Producers, Inc., as of December 31, 2015, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Environmental Petroleum Producers, Inc., as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

April 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanced Environmental Petroleum Producers, Inc.:

We have audited the accompanying balance sheet of Advanced Environmental Petroleum Producers, Inc. (“the Company”) as of December 31, 2016, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Advanced Environmental Petroleum Producers, Inc., as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
April 4, 2017

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS, INC. Balance Sheets Audited

	December 31, 2016	December 31, 2015

Assets
Current assets
Cash	$1,671	$	---
Prepaid expense	---		---
Total current assets	1,671		---

Intangible assets, net of accumulated Amortization of $0 and $0	---		3,502

TOTAL ASSETS	$1,671		3,502

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$225,881		$127,699
Accrued interest - shareholder	---		50,324
Notes payable - shareholder loans	---		126,300
Total current liabilities	225,881		304,323
Total liabilities	225,881		304,323
COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders’ Deficit
Common Stock, 500,000,000 authorized; $0.0001 par value 93,911,633 and 80,331,633 shares issued and outstanding	9,391		8,033
Common stock held in escrow	(6,560)		(6,560)
Additional paid-in capital	5,149,523		258,427
Accumulated deficit	(5,376,564)		(560,721)
Total stockholders’ deficit	(224,210)		(300,821)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,671		$3,502

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS, INC. Statements of Operations

	For the Years Ended
	December31 2016		December 31, 2015

Revenues	$	---	$	---

Operating Expenses
Professional fees		98,324		47,385
Selling, general and administrative expenses		10,211		8,604
Research and development		---		2,969
Foreign exchange (gain) loss		(2,754)		---
Total operating expenses		105,781		58,958

Net Income (Loss) from operations		(105,781)		(58,958)

Other income (expenses)
Interest expense		(8,512)		(19,244)
Gain (loss) on extinguishment of debt		(4,701,550)		---
Income Taxes		---		---

Net loss		$(4,815,843)		$(78,202)

Basic and diluted loss per share		$(0.05)		$(0.01)

Weighted average number of shares outstanding		88,936,564		13,133,279

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS, INC. Statement of Stockholders’ Deficit For the Years Ended December 31, 2016 and 2015

			Additional		Common Stock
	Common Stock		Paid in	Accumulated	Held in
	Shares	Amount	Capital	Deficit	Escrow	Total

Balance, December 31, 2014	31,633	$3	$186,397	$(482,519)	$—	$(296,119)
Issued 65,600,000 shares of common stock in exchange for 100% of 1923285 Alberta Ltd. Shares held in escrow subject to due diligence	65,600,000	6,560	—	—	(6,560)	—
Issued 14,700,000 shares of common stock for extinguishment of $73,500 of notes payable to non-related parties at $0.005 per share	14,700,000	1,470	72,030	—	—	73,500
Net loss				(78,202)		(78,202)
Balance, December 31, 2015	80,331,633	$8,033	$258,427	$(560,721)	$(6,560)	$(300,821)
Issued 4,920,000 shares of common stock in exchange of 1923285 Alberta Ltd. Shares held in escrow subject to due diligence	4,920,000	492	—	—	(492)	—
Issued 30,000 shares of common stock for extinguishment of $4,000 of accounts payable to a non-related party at FMV per share	30,000	3	297	—	—	300
Issued 13,550,000 shares of common stock for conversion of note payable of $67,750 from non-related parties at FMV per share	13,550,000	1,355	4,773,645	—	—	4,775,000
Canceled 4,920,000 shares of common stock in exchange of 1923285 Alberta Ltd. Shares held in escrow subject to due diligence	(4,920,000)	(492)	—	—	492	—
Extinguishment of related party debt	---	---	117,154	---	---	117,154
Net income				(4,815,843)	—	(4,815,843)
Balance, December 31, 2016	93,911,633	$9,391	$5,149,523	$(5,376,564)	$(6,560)	$(224,210)

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS, INC. Statements of Cash Flows

	For the Year Ended
	December 31,	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,815,843)	$(78,202)
Adjustments to reconcile net loss to net cash used in operations:
Changes in assets and liabilities:
Prepaid expenses	—	2,000
Increase in accounts payable	98,181	45,006
Increase in accrued interest	(50,324)	19,244
Net Cash (used in) operating activities	(4,767,986)	(11,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of intangible assets	3,502	(3,502)
Net Cash (used in) investing activities	3,502	(3,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of notes payable	(126,300)	—
Conversion of note payable into common stock	4,892,455	—
Net Cash provided by financing activities	4,766,155	—

Net increase (decrease) in cash and cash equivalents	1,671	(15,454)

Cash and cash equivalents
Beginning of period	—	15,454
End of period	1,671	—

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental non-cash investing and financing transactions:
Stock issued to extinguish notes payable	$—	$73,500

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to The Financial Statements

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

Advanced Environmental Petroleum Producers, Inc. (hereinafter “AEPP”) is a company incorporated in the State of Florida in June 2013. We were formed as a consultant to the electric vehicle research and technologies industry. The electric vehicle research and technologies industry is subject to constant change due to market trends, thereby making it extremely competitive. The electric vehicle research and technologies industry is complex, because several segments are regulated by both federal and state governments. AEPP’s approach assists general business operations with the growth and development, international expansion and marketing aspects of their business, allowing our potential customers to focus on the business aspects of operations. By using the services provided by AEPP, our clients are free to focus on compliance with regulations within their industry, and to complete their primary business goals.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $1,671 at December 31, 2016 and $0 at December 31, 2015.

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

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to The Financial Statements

RELATED PARTIES

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company is in the process of applying for patent protection for its products and technologies. The Company has applied the provision of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Due to the early stages of the process the Company has not capitalized the full cost of the provisional patent application process. Therefore, Intangible assets are currently not being amortized. As of December 31, 2016, and 2015 Intangible assets totaled $0 and $3,502, respectively.

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $0 in research and development costs for the year ending December 31, 2016 and $2,969 for the Year ending December 31, 2015.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to The Financial Statements

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2016, or December 31, 2015.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2016 and December 31, 2015. As of December 31, 2016, the Company had no dilutive potential common shares.

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

NOTE 4. INCOME TAXES

At December 31, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $5,376,564 that may be offset against future taxable income through 2033 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

For the Year Ended December 31,	2016		2015
Tax expense (benefit) at the statutory rate		$(1,637,000)		$(27,000)
State income taxes, net of federal income tax benefit		(173,000)		(3,000)
Change in valuation allowance		1,800,000		30,000
Total	$	---	$	---

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to The Financial Statements

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

The Company had net operating income for the year ended December 31, 2016 of $6,159 and net operating losses for the year ended December 31, 2015 of $78,202 from operations. The carry forwards expire through the year 2033. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2016 and December 31, 2015 is as follows:

	December 31, 2016		December 31, 2015
Deferred tax assets		$2,022,000		$211,000
Valuation allowance		(2,022,000)		(211,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended December 31, 2013 through the year ended December 31, 2016. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the period from inception ended December 31, 2013 through the year ended December 31, 2016. The open tax years are 2013, 2014, 2015 and 2016.

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

COMMON STOCK

On October 24, 2015, the Company announced that it had entered into an agreement to acquire 100% of the issued and outstanding shares of 1923285 Alberta Ltd (Alberta) for 65,600,000 shares of the Company’s common stock. It was agreed that the Company’s 65,600,000 shares of common stock and 100% of the issued and outstanding Alberta shares would be held in escrow until Alberta provided the Company with first, required audited financial statements and the Company completed its due diligence. On February 10, 2017 the agreement was terminated and the Company’s 65,600,000 shares of common stock were cancelled and placed back into Treasury.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to The Financial Statements

On November 6, 2015, the Company issued 7,500,000 shares of common stock to several non-related parties in exchange for the extinguishment of $37,500 of notes payable. The shares were issued at $0.005 per share.

On November 19, 2015, the Company issued 7,200,000 shares of common stock to a non-related party in exchange for the extinguishment of $36,000 of notes payable. The shares were issued at $0.005 per share.

On January 6, 2016, the Company issued 30,000 shares of common stock to non-related parties in exchange for the extinguishment of $4,000 of accounts payable. The shares were issued at FMV of $0.01 per share.

On February 11, 2016, the Company issued 4,920,000 shares of common stock to non-related parties. The shares were issued and are being held in escrow in addition to the shares issued as a part of the Share Purchase Agreement dated October 24, 2015. The shares were issued at $0.005 per share.

On June 6, 2016, the Company issued 4,000,000 shares of common stock to non-related parties in exchange for the extinguishment of $20,000 of notes payable. The shares were issued at FMV of $0.263 per share.

On June 24, 2016, the Company issued 3,000,000 shares of common stock to a non-related party in exchange for the extinguishment of $15,000 of notes payable. The shares were issued at FMV of $0.263 per share.

On June 27, 2016, the Company issued 500,000 shares of common stock to a non-related party in exchange for the extinguishment of $2,500 of notes payable. The shares were issued at FMV of $0.263 per share.

On July 8, 2016 issued 1,600,000 shares of common stock to a non-related party in exchange for the extinguishment of $8,000 of notes payable. The shares were issued at FMV of $0.50 per share.

On July 16, 2016, the Company announced that it has entered into a verbal final agreement to retire all of the outstanding past due liabilities as stated on the 10Q filed with the Securities and Exchange Commission dated May 20, 2016. Per the terms of the agreement there will be 4,920,000 common shares cancelled from the shares issued in escrow in October 2015.

On August 19, 2016, the Company issued of 4,450,000 common shares to non-related parties in exchange for extinguishment of $22,250 of notes payable. The shares were issued at FMV of $0.45 per share.

There were 93,911,633 shares of common stock issued and outstanding at December 31, 2016 and 80,331,633 shares of common stock issued and outstanding at December 31, 2015.

All issued and outstanding shares and per share prices are reflective of the one to one thousand (1:1,000) revere split effective October 13, 2015.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to The Financial Statements

NOTE 6. RELATED PARTY TRANSACTIONS

NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2016:

	December 31, 2016	December 31, 2015

New Opportunity Business Solutions, Inc., a related party for consulting services to the Company. Advanced Environmental Petroleum Producers Inc. (AEPP) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800. The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by AEPP but not paid as required. The loan is in default. Accrued interest at December 31, 2016 and December 31, 2015 was $0 and $50,324, respectively.

	$0	$126,300

Total notes payable	$0	$126,300

Current portion	$0	$126,300

NOTE 7. COMMITMENTS AND CONTINGENCIES

On October 24, 2015, the Company announced that it had entered into an agreement to acquire 100% of the issued and outstanding shares of 1923285 Alberta Ltd. ("Alberta") for 65,600,000 shares of the Company’s common stock. Both the Company's 65,600,000 and 100% of the issued and outstanding Alberta Shares will be held in escrow until Alberta provides the Company with firstly, required audited financial statements, secondly, a certificate that the leases held by Alberta from Peru Petro (an entity owned by the Government of Peru) are unencumbered and are in good standing. It is anticipated that the audited financial statements and the report confirming the reserves and the potential reserves was to be completed before December 31, 2016 however due to unforeseen circumstances has been delayed but is still pending. On February 10, 2017, the agreement was terminated for non-performance and the Company’s 65,600,000 shares of common stock were cancelled and placed back into Treasury.

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

NOTE 8. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2016.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to The Financial Statements

NOTE 9. SUBSEQUENT EVENTS

RELATED PARTY TRANSACTIONS

On January 9, 2017, Brian Kistler was appointed to the Board of Directors and as CEO. Simultaneously, Andrew Mynheer resigned as Chairman of the Board and CEO, Secretary/Treasurer and Christopher Mynheer resigned as a member of the Board of Directors.

On February 10, 2017, the Company terminated all relationship with 193285 Alberta Ltd. and cancelled all 65,600,000 shares of its common stock that was being held in escrow. Consequently, all prior information regarding that proposed transaction has been terminated and is no longer to be considered part of the company’s focus moving forward.

On March 6, 2017 Mr. Kistler, our CEO personally assumed the guarantor for all accounts payable and accepted 60,000,000 restricted common shares as payment for $231,259 accounts payable as of 2-22-2017.

On March 6, 2017 Mr. Kistler, our CEO sold 60,000,000 to Oncolix, Inc. which has effected a change of control of the Company. Mr. Kistler also sold 1,465,130 shares that were registered in the name of New Opportunity Business Solutions, Inc. to Oncolix, Inc.

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

