Form 10-Q
period 2017-03-31
Advanced Environmental Petroleum Producers Inc.
filed 2017-05-15
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-192405

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC. f/k/a Electric Vehicle Research Corporation
(Exact Name of Registrant as specified in its charter)

Florida	46-3046340
(State or jurisdiction of Incorporation or organization)	(I.R.S Employer Identification No.)

14405 Walters Road, Suite 780, Houston, Texas	77014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 281-402-3167

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ Yes    ☐ No

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of May 12, 2017 was 93,231,633.

Part I. Financial Information

Item 1. Financial Statements.

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC. Condensed Balance Sheets

	March 31,		December 31,
	2017		2016
	(Unaudited)		(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$	---	$1,671
Total Current Assets		---	1,671
TOTAL ASSETS	$	---	$1,671

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$	---	$225,881
Total Current Liabilities		---	225,881
TOTAL LIABILITIES		---	225,881

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized;
93,231,633 and 93,911,633 shares issued and outstanding, respectively		9,323	9,391
Common stock held in escrow		---	(6,560)
Additional paid-in capital		5,653,031	5,149,523
Accumulated deficit		(5,662,354)	(5,376,564)
Total Stockholders' Deficit		---	(224,210)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	---	$1,671

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC. Condensed Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2017		2016

REVENUE	$	---	$	---

OPERATING EXPENSES
Research and development		---		---
Selling, general and administrative expenses		41,800		20,589
Total operating expenses		41,800		20,589

Net loss from operations		(41,800)		(20,589)

Other income (expense)
Loss on extinguishment of debt		(243,990)		---
Interest expense		---		(3,193)
Net loss before income taxes		(285,790)		(23,782)

Income taxes		---		---

Net loss		$(285,790)		$(23,782)

Basic and diluted loss per share		$(0.0033)		$(0.0003)

Weighted average number of shares outstanding		85,594,300		83,008,885

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC. Condensed Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2017		2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(285,790)		$(23,782)
Adjustment to reconcile net loss to net cash used in operations:
Stock issued for services		---		4,000
Loss on extinguishment of debt		243,990		---
Changes in assets and liabilities:
Increase in accounts payable		40,129		16,590
Increase in accrued interest		---		3,192
Net cash (used in) operating activities		(1,671)		---

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by financing activities		---		---

Net increase (decrease) in cash and cash equivalents		(1,671)		---

Cash and cash equivalents
Beginning of period		1,671		---
End of period	$	---	$	---

Supplemental Information:
Stock issued to related party for indebtedness		$510,000	$	---

The accompanying notes are an integral part of these financial statements

ADVANCED ENVIRONMENTAL PETROLEUM PRODUCERS INC.

Notes to Condensed Financial Statements

For the period ending March 31, 2017

(Unaudited)

NOTE 1. NATURE OF BUSINESS

Advanced Environmental Petroleum Producers, Inc., f/k/a Electric Vehicle Research Corporation (hereinafter “AEPP” or the “Company”) was incorporated in the State of Florida in June 2013. We were formed as a consultant to the electric vehicle research and technologies industry. During 2015 we decided to redirect our activities into more direct energy operations through a planned acquisition of exploration properties in Peru. See Note 5. Our management and directors resigned during January 2017, and an existing stockholder was appointed as the sole officer and director (along with his affiliates that own common stock, herein referred to as “Interim Management”). During February 2017, the planned acquisition of the Peruvian exploration properties was terminated because of the failure to complete the terms of the acquisition. Immediately following this termination, AEPP had limited or no operating activities and no tangible assets, but had significant liabilities.

During February 2017, in order to prepare the Company for the development or adoption of a new plan of operations, AEPP adopted a plan to exchange our common stock for our outstanding debt. On March 1, 2017, Interim Management was issued 60,000,000 shares of common stock to pay, acquire or reach agreement with AEPP’s creditors to extinguish all of the existing indebtedness of AEPP and eliminate any ongoing financial obligations, including any fees for services rendered. The face value of such liabilities extinguished totaled $266,010, excluding any compensation to Interim Management for services rendered.

On March 6, 2017, Interim Management agreed to sell all of its common stock to Oncolix, Inc. (“Oncolix”), a Houston-based clinical-stage biotechnology company, after the completion of the plan to extinguish liabilities and after certain other conditions were met. Interim Management reached agreement with its creditors for such extinguishment by March 31, 2017. As of such date, AEPP had no assets, no operating activities, and no liabilities, and was dependent on Interim Management to fund its corporate activities.

On April 6, 2017, Interim Management completed the sale 61,465,130 shares of common stock (including the 1,465,130 shares previously owned and the 60,000,000 shares received to implement the debt extinguishment plan) to Oncolix. Interim Management resigned all positions with the Company, and two officers of Oncolix were appointed as the sole Directors of AEPP, resulting in a change in control of AEPP.

As of this date, Oncolix has announced no specific plans regarding its ownership interest in AEPP, but Oncolix is considering the possible acquisition by AEPP of Oncolix’s operations through a reverse merger transaction. There can be no assurances that such a transaction will be proposed by Oncolix or will be consummated, nor of the terms of any such transaction. Oncolix has agreed to advance funds to AEPP on a month-to-month basis to continue AEPP’s corporate activities. There can be no assurances that such Oncolix will continue such arrangement.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues to cover its operating costs and allow it to continue as a going concern. As of April 2017, the Company has no cash, no tangible assets and no intellectual property, and is currently dependent on its majority stockholder, Oncolix, to fund its corporate activities on a month-to-month basis. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it develops or acquires an operating business and becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company currently is dependent on Oncolix to advance funds for the Company’s corporate activities. However, management cannot provide any assurance that Oncolix will continue to fund such activities, or that the Company will be successful in accomplishing any of its plans to acquire or develop operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANICAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles, for complete financial statements please refer to our 2016 Annual Report on Form 10-K.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $0 at March 31, 2017 and $1,671 at December 31, 2016.

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

The Company had no revenue in the three-month periods ending March 31, 2017 and 2016.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Historically, research and development costs included engineering and testing of product and outputs. Indirect costs related to research and developments were allocated based on percentage usage to the research and development. The Company did not incur research or development costs in the three-month periods ended March 31, 2017 and 2016.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2017 or December 31, 2016.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company had no dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed these rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our management and certain standards are under consideration.

NOTE 4. INCOME TAXES

At March 31, 2017, the Company had a net operating loss carryforward for Federal income tax purposes. As a result of the issuance of shares of common stock in exchange for indebtedness and the sale of shares held by Interim Management to Oncolix (see Note 7), the ability of the Company to utilize this net operating loss carryforward to offset future taxable income may be significantly limited. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carryforwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 5. SHAREHOLDERS’ EQUITY

The Company, through approval of its Board of Directors, authorized common shares of 500,000,000 with a par value of $0.0001.

COMMON STOCK

On October 24, 2015, the Company announced that it had entered into an agreement to acquire 100% of the issued and outstanding shares of the company named 1923285 Alberta Ltd (“Alberta”) for 65,600,000 shares of the Company’s common stock. It was agreed that 65,600,000 shares of the Company’s common stock and 100% of the issued and outstanding Alberta shares would be held in escrow until Alberta provided the Company with audited financial statements and until the Company completed its due diligence. Certain shares were released from escrow in 2016. On February 10, 2017, the Alberta agreement was terminated and the remaining 60,680,000 shares of common stock in escrow were cancelled. There were no penalties related to the termination.

During February 2017, in order to prepare the Company for the development or adoption of a new plan of operations, AEPP adopted a plan to exchange our common stock for our outstanding debt. On March 1, 2017, Interim Management was issued 60,000,000 shares of common stock to pay, acquire or reach agreement with AEPP’s creditors to extinguish all of the existing indebtedness of AEPP and eliminate any ongoing financial obligations, including any fees for services rendered. The recorded amount of such liabilities extinguished totaled $266,010, excluding any compensation to Interim Management for services rendered. Interim Management reached agreement with its creditors for such extinguishment by March 31, 2017. The 60,000,000 shares issued to Interim Management were recorded at the closing trading price of AEPP common stock on March 1, 2017, or $0.0085 per share. As a result, a loss on extinguishment of debt of $243,990 (the $266,010 face value of the liabilities extinguished less the $510,000 market price of the common stock issued to Interim Management) was recorded in the three months ending March 31, 2017.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of March 31, 2017.

NOTE 6. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7. SUBSEQUENT EVENTS

On March 6, 2017, Interim Management agreed to sell all of its common stock to Oncolix, Inc. (“Oncolix”), a Houston-based clinical-stage biotechnology company, after the completion of the plan to extinguish liabilities (see Note 1) and after certain other conditions were met. Interim Management reached agreement with its creditors for such extinguishment by March 31, 2017. On April 6, 2017, Interim Management completed the sale 61,465,130 shares of common stock (including the 1,465,130 shares previously owned and the 60,000,000 shares received to implement the debt extinguishment plan) to Oncolix. Interim Management resigned all positions with the Company, and two officers of Oncolix were appointed as the sole Directors of AEPP, resulting in a change in control of AEPP.

As of this date, Oncolix has announced no specific plans regarding its ownership interest in AEPP, but Oncolix is considering the possible acquisition by AEPP of Oncolix’s operations through a reverse merger transaction. There can be no assurances that such a transaction will be proposed by Oncolix or will be consummated, nor of the terms of any such transaction. Subsequent to the acquisition of AEPP stock, Oncolix has agreed to advance funds to AEPP on a month-to-month basis to continue AEPP’s corporate activities. There can be no assurances that such Oncolix will continue such arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Advanced Environmental Petroleum Producers Inc., f/k/a, Electric Vehicle Research Corporation for the period ended March 31, 2017, contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the section Notes to Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; the availability of future funding; the availability of business opportunities, including possible proposals by Oncolix for changes in future operations; the willingness and ability of stockholders to fund corporate activities; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this quarterly report. This quarterly report contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements.

Our Business Overview

We were formed as a consultant to the electric vehicle research and technologies industry. During 2015 we decided to redirect our activities into more direct energy operations through a planned acquisition of exploration properties in Peru. Our management and directors resigned during January 2017, and an existing stockholder was appointed as the sole officer and director (along with his affiliates that own common stock, herein referred to as “Interim Management”). During February 2017, the planned acquisition of the Peruvian exploration properties was terminated because of the failure to complete the terms of the acquisition. Immediately following this termination, AEPP had limited or no operating activities and no tangible assets, but had significant liabilities.

During February 2017, in order to prepare the Company for the development or adoption of a new plan of operations, AEPP adopted a plan to exchange our common stock for our outstanding debt. On March 1, 2017, Interim Management was issued 60,000,000 shares of common stock to pay, acquire or reach agreement with AEPP’s creditors to extinguish all of the existing indebtedness of AEPP and eliminate any ongoing financial obligations, including any fees for services rendered. The face value of such liabilities extinguished totaled $266,010, excluding any compensation to Interim Management for services rendered.

On March 6, 2017, Interim Management agreed to sell all of its common stock to Oncolix, Inc. (“Oncolix”), a Houston-based clinical-stage biotechnology company, after the completion of the plan to extinguish liabilities and after certain other conditions were met. Interim Management reached agreement with its creditors for such extinguishment by March 31, 2017. As of such date, AEPP had no assets, no operating activities, and no liabilities, and was dependent on Interim Management to fund its corporate activities.

On April 6, 2017, Interim Management completed the sale 61,465,130 shares of common stock (including the 1,465,130 shares previously owned and the 60,000,000 shares received to implement the debt extinguishment plan) to Oncolix. Interim Management resigned all positions with the Company, and two officers of Oncolix were appointed as the sole Directors of AEPP, resulting in a change in control of AEPP.

As of this date, Oncolix has announced no specific plans regarding its ownership interest in AEPP, but Oncolix is considering the possible acquisition by AEPP of Oncolix’s operations through a reverse merger transaction. There can be no assurances that such a transaction will be proposed by Oncolix or will be consummated, nor of the terms of any such transaction. Oncolix has agreed to advance funds to AEPP on a month-to-month basis to continue AEPP’s corporate activities. There can be no assurances that such Oncolix will continue such arrangement.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues to cover its operating cost and allow it to continue as a going concern. As of April 2017, the Company has no cash, no tangible assets, and no intellectual property, and is currently dependent on its majority stockholder, Oncolix, to fund its corporate activities on a month-to-month basis. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it develops or acquires an operating business and becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company currently is dependent on Oncolix to advance funds for the Company’s corporate activities. However, management cannot provide any assurance that Oncolix will continue to fund such activities, or that the Company will be successful in accomplishing any of its plans to acquire or develop operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Plan of Operation

Our plan of operation for the next twelve months will be to develop or acquire business operations that may provide an opportunity for our shareholders. Such opportunity may include a reverse merger with Oncolix, or other opportunities if such are identified. There can be no assurances that such a transaction will be proposed by Oncolix be or consummated, nor of the terms of any such transaction.

We are currently dependent on Oncolix to fund our operations, and Oncolix has agreed to advance funds to AEPP on a month-to-month basis to continue AEPP’s corporate activities. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offerings of our company’s securities. We believe we need to establish a business plan prior to such activities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

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

We have taken advantage of these reduced reporting burdens in this Form 10-Q, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K.

Results of Operations for the three months ended March 31, 2017 and 2016.

Revenues

The Company did not have any revenues for the three months ended March 31, 2017 and 2016.

Operating and Other Expenses

Total expenses for the three months ending March 31, 2017 and 2016 were $285,590 and $20,589, respectively. These included $41,800 and $20,589 of selling, general and administrative expenses, respectively, and we did not incur any research and development expenses. The increase in 2017 was principally related to the costs of the audit of the year ended December 31, 2016, incurred in 2017, and the filing of the Form 10-K Annual Report.

The expenses in 2017 included a loss on the extinguishment of $243,990. The Company issued 60,000,000 shares to Interim Management in connection with the extinguishment of liabilities and financial obligations. The 60,000,000 shares issued to Interim Management were recorded at the closing trading price of AEPP common stock on March 1, 2017, or $0.0085 per share. As a result, a loss on extinguishment of debt of $243,990 (the $266,010 face value of the liabilities extinguished less the $510,000 market price of the common stock issued to Interim Management) was recorded in the three months ending March 31, 2017.

The Company had no employees in 2017, and the CEO and Director (the Interim Management as noted above) was not paid in cash for services rendered.

Financial Condition

We were formed as a consultant to the electric vehicle research and technologies industry. During 2015 we decided to redirect our activities into more direct energy operations through a planned acquisition of exploration properties in Peru. Our management and directors resigned during January 2017, and an existing stockholder was appointed as the sole officer and director (along with his affiliates that own common stock, herein referred to as “Interim Management”). During February 2017, the planned acquisition of the Peruvian exploration properties was terminated because of the failure to complete the terms of the acquisition. Immediately following this termination, AEPP had limited or no operating activities, no tangible assets and no intellectual property, but had significant liabilities.

During February 2017, in order to prepare the Company for the development or adoption of a new plan of operations, AEPP adopted a plan to exchange our common stock for our outstanding debt. On March 1, 2017, Interim Management was issued 60,000,000 shares of common stock to pay, acquire or reach agreement with AEPP’s creditors to extinguish all of the existing indebtedness of AEPP and eliminate any ongoing financial obligations, including any fees for services rendered. The face value of such liabilities extinguished totaled $266,010, excluding any compensation to Interim Management for services rendered.

On March 6, 2017, Interim Management agreed to sell all of its common stock to Oncolix after the completion of the plan to extinguish liabilities and after certain other conditions were met. Interim Management reached agreement with its creditors for such extinguishment by March 31, 2017. As of such date, AEPP had no assets, no operating activities, and no liabilities, and was dependent on Interim Management to fund its corporate activities.

On April 6, 2017, Interim Management completed the sale 61,465,130 shares of common stock (including the 1,465,130 shares previously owned and the 60,000,000 shares received to implement the debt extinguishment plan) to Oncolix. Interim Management resigned all positions with the Company, and two officers of Oncolix were appointed as the sole Directors of AEPP, resulting in a change in control of AEPP.

As of this date, Oncolix has announced no specific plans regarding its ownership interest in AEPP, but Oncolix is considering the possible acquisition by AEPP of Oncolix’s operations through a reverse merger transaction. There can be no assurances that such a transaction will be proposed by Oncolix or will be consummated, nor of the terms of any such transaction. Oncolix has agreed to advance funds to AEPP on a month-to-month basis to continue AEPP’s corporate activities. There can be no assurances that such Oncolix will continue such arrangement.

Liquidity and Capital Resources

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues to cover its operating cost and allow it to continue as a going concern. As of April 2017, the Company has no cash, no tangible assets and no intellectual property, and is currently dependent on its majority stockholder, Oncolix, to fund its corporate activities on a month-to-month basis. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it develops or acquires an operating business and becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company currently is dependent on Oncolix to advance funds for the Company’s corporate activities. However, management cannot provide any assurance that Oncolix will continue to fund such activities, or that the Company will be successful in accomplishing any of its plans to acquire or develop operations. The Company sustained a loss for the three months ending March 31, 2017 and 2016 of $285,790 and $23,782, respectively. These costs were principally related to corporate activities, including the extinguishment of liabilities. The Company has an accumulated loss of $5,662,354 as of March 31, 2017. Because of the absence of significant operations or assets, or positive cash flows therefrom, the Company will require additional funding to establish or acquire operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net cash used in operating activities for the three months ending March 31, 2017 and 2016 was $1,671 and $0, respectively.

Net cash used in investing activities for the three months ending March 31, 2017 and 2016 was $0 and $0, respectively.

We anticipate that our future liquidity requirements will arise from the need to establish or acquire operations. The primary sources of funding for such requirements are expected to be the acquisition of operations through the issuance of debt or equity from private sources and/or debt financing. However, we can provide no assurances that we will be able to establish operations or generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. See Plan of Operation.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for any expenditures as of March 31, 2017.

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

Item 4. Controls and Procedures.

(a) Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending March 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2017, the Company’s management, including its Principal Executive and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management was dominated by one individual during the three-month period ended March 31, 2017, and now is dominated by two individuals who are employees of Oncolix, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Principal Executive and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Subsequent to March 31, 2017, Oncolix acquired a majority interest in the Company and two Oncolix employees were elected as the sole Directors and Officers. The new management has been responsible for this quarterly report.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2016 Annual Report on Form 10-K.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On March 1, 2017, the Company issued 60,000,000 shares of common stock to New Opportunity Business Solutions, Inc., a wholly owned affiliate of Brian Kistler, the sole officer and director of the Company, in exchange for the agreement to extinguish the liabilities and financial obligations of the Company, including $266,010 of indebtedness of the Company and any amounts that would be payable to Mr. Kistler or his affiliate for personal services rendered to AEPP.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1

Stock Purchase Agreement dated March 6, 2017 by and among Oncolix, Inc., Brian K. Kistler, New Opportunity Business Solutions, Inc. and Advanced Environmental Petroleum Producers, Inc. (previously filed as Exhibit 10 to Form 8-K Amendment filed 2017-04-04)

31.1*	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**

Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Environmental Petroleum Producers Inc. (Registrant)

May 12, 2017	By:	/s/ Michael T. Redman
Michael T. Redman
President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

