Form 10-Q
period 2017-06-30
Advanced Environmental Petroleum Producers Inc.
filed 2017-08-18
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of August 15, 2017 was 103,097,783.

Factors Affecting Forward-Looking Statements

This Form 10-Q Quarterly Report (“Form 10-Q”) contains certain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, in particular, risks relating to:

•	the early stage of development of our product candidate Prolanta™;
•	the timing, cost or results of our clinical trials;
•	our need for substantial additional funds and uncertainties regarding our ability to raise such funds on acceptable terms, if at all;
•	our ability to make arrangements to repay indebtedness, and the possible loss of assets or our ability to operate if we are unable to do so on acceptable terms;
•	uncertainties relating to the decisions of regulatory agencies;
•	uncertainties related to reimbursement policies by payors;
•	uncertainties regarding current and future government regulations of our business;
•	uncertainties relating to patent and intellectual property matters;
•	our dependence on third parties, including our contract manufacturer, clinical research organizations, and consultants;
•	competition; and
•	other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission (“SEC”).

For additional discussion of such risks, uncertainties and assumptions, see "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this Form 10-Q and “Risk Factors” included in the Current Report on Form 8-K filed with the SEC on August 9, 2017. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

Part I. Financial Information

Item 1. Financial Statements.

The following unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Company's Current Report on Form 8-K filed with the SEC on August 9, 2017.

Advanced Environmental Petroleum Producers, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
Current assets
Cash and cash equivalents	$93,377	$15,264
Prepaid services	363,089	363,089
Prepaid expenses	3,802	3,802
Total current assets	460,268	382,155
Deferred offering costs	-	38,687
Total assets	$460,268	$420,842

Current liabilities
Accounts payable and accrued expenses	$643,393	$643,473
Related party payable and accrued expenses	306,693	375,217
Convertible notes and accrued interest payable	1,217,797	198,547
Accounts payable to Greenville Health System and affiliates	61,935	61,935
Total current liabilities	2,229,818	1,279,172
Deferred compensation	1,268,013	1,268,013
Total liabilities	3,497,831	2,547,185
Commitments and contingencies
Stockholders' deficit
Common stock, $0.0001 par value; 500,000,000 shares authorized, 103,097,783 and 71,153,300 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	10,310	7,115
Series A preferred stock, $0.001 par value, 100,000,000 shares authorized, 62,138,680 shares issued and outstanding at June 30, 2017 and December 31, 2016	6,214	6,214
Additional paid-in capital	17,259,811	16,840,328
Accumulated deficit	(20,313,898)	(18,980,000)
Total stockholders' deficit	(3,037,563)	(2,126,343)
Total liabilities and stockholders' deficit	$460,268	$420,842

See accompanying condensed notes to condensed financial statements.

Advanced Environmental Petroleum Producers, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-
Expenses
Research and development expenses	26,775	127,067	77,095	579,202
General and administrative expenses	559,288	134,488	794,124	272,558
Total operating expenses	586,063	261,555	871,219	851,760
Interest expense on convertible notes	281,285	-	462,679	-
Net loss	$(867,348)	$(261,555)	$(1,333,898)	$(851,760)

Loss per common share - basic and diluted	$(0.009)	$(0.004)	$(0.016)	$(0.012)

Weighted average common shares outstanding - basic and diluted	100,654,206	71,152,641	85,985,247	71,142,970

See accompanying condensed notes to condensed financial statements.

Advanced Environmental Petroleum Producers, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activitities
Net loss	$(1,333,898)	$(851,760)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of discount on notes payable	406,952	-
Changes in operating assets and liabilities
Prepaid and other current assets	-	114,355
Related party accounts payable and accrued expenses	(68,524)	392,417
Accounts payable and accrued expenses	42,962	61,037
Accounts payable to Greenville Health System and affiliates	-	39,024
Net cash used in operating activities	(952,508)	(244,927)
Cash flows from financing activities
Proceeds from exercise of stock options	-	1,000
Proceeds from sale of convertible notes and warrants	1,030,621	-
Proceeds from sale of Series A preferred stock and warrants	-	1,470
Net cash provided by financing activities	1,030,621	2,470
Net increase (decrease) in cash and cash equivalents	78,113	(242,457)
Cash and cash equivalents at beginning of period	15,264	274,063
Cash and cash equivalents at end of period	$93,377	$31,606
Non-cash financing activities
Stock issued for interest payable	$13,358	$-
Interest paid in cash	$8,362	$-

See accompanying condensed notes to condensed financial statements.

Advanced Environmental Petroleum Producers, Inc.

Condensed Notes to Financial Statements

(Unaudited)

Note 1 - Background

Basis of presentation

On April 8, 2017, Oncolix, Inc. (“Oncolix”) acquired approximately 66% of the outstanding common stock of Advanced Environmental Petroleum Producers, Inc. (“AEPP”), a public entity traded on the OTC Bulletin Board with limited or no operating activities and no indebtedness. Oncolix paid $315,000 in cash and paid a fee to an investment banker of $50,000 in connection with this transaction.

On August 3, 2017, pursuant to a reverse merger, AEPP acquired all of the outstanding equity interest of Oncolix and assumed responsibility for the issuance of equity securities under Oncolix’s options, warrants and convertible debt as described further herein. The merger is treated as a reverse acquisition of AEPP for financial accounting and reporting purposes. As such, Oncolix is treated as the acquirer for accounting and financial reporting purposes while AEPP is treated as the acquired entity for accounting and financial reporting purposes.

Accordingly, the financial statements of AEPP for all periods prior to August 3, 2017 are those of Oncolix. Because of the acquisition of a controlling interest on April 8, 2017, the financial statements of AEPP are consolidated with Oncolix since April 2017. The $365,000 purchase price for stock of AEPP by Oncolix is treated as an expense of the merger, and the shares of AEPP Common Stock not owned by Oncolix are treated as shares outstanding subsequent to April 2017. AEPP’s assets, liabilities and results of operations for periods after April 2017 are the consolidated assets, liabilities and results of operations of AEPP and Oncolix.

In the merger, each stockholder of Oncolix received 20 shares of a substantially identical class of AEPP stock (Common or Series A Preferred, each with a par value of $0.0001) in exchange for each share of Oncolix (par value $0.001). In addition, each option or warrant became exercisable for 20 shares of the identical class of AEPP stock for each share of Oncolix, and the exercise price was adjusted by dividing the price per Oncolix share by 20. The shares of AEPP Common Stock owned by Oncolix were cancelled in the merger. After the merger, including shares issued by Oncolix in July 2017 as payment of accrued interest at June 30, 2017, AEPP had 103,536,703 shares of Common Stock, $0.0001 par value, issued and outstanding, of which 71,770,200 shares were issued to the former stockholders of Oncolix. In addition, AEPP had 62,138,680 shares of Series A Preferred Stock, $0.0001, issued and outstanding, all of which were owned by the former stockholders of Oncolix. The financial statements for all periods have been adjusted to reflect the adjusted number of shares resulting from the exchange ratio in the merger (the 20:1 exchange ratio), effectively a stock split for accounting purposes, and the adjustment of the par value to $0.0001.

As used in the following discussion, “We,” “Us,” “Our,” “AEPP”, or the “Company” refers to Oncolix prior to April 2017 and the combined AEPP and Oncolix subsequent to such date.

These condensed financial statements are unaudited; however, in the opinion of management, these condensed statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2017. The results of operations for the three and six month periods of 2017 are not necessarily indicative of the results to be expected for the full year.

Description of business

We are developing medical therapies for the treatment of cancer. The Company’s activities are focused on the development of Prolanta™ for the treatment of gynecological cancers. AEPP is incorporated in Florida, and we commenced operations on January 24, 2007. At formation, certain intellectual property was transferred to us by a subsidiary of Greenville Health Corporation (collectively, “GHC”), a component unit of Greenville Health System (“GHS”) of South Carolina. Prior to the merger in August 2017, and in all prior periods, GHC was the majority stockholder of Oncolix. See Notes 3 and 6.

As a clinical-stage biotechnology company, we have no revenues and must raise substantial additional capital to support the completion of its development and commercialization activities. The Company’s business is subject to significant risks and uncertainties, including the risk of failure to secure additional funding for the Company’s business.

Going concern

We have experienced negative cash flows from operations since the commencement of operations, and we expect these losses to continue into the foreseeable future as we continue the development and clinical testing of Prolanta and seek regulatory approval to market products. We have raised capital during 2017 through the sale of promissory notes secured by all of the assets of AEPP. See Note 5. Substantially all of these notes were exchanged for new notes and additional debt was sold in August 2017. See Note 8. We expect these funds to support our operations into 2018, and we are currently seeking financing that would fund repayment of this debt and fund operations through at least 2019. Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities or through the licensing of our products. In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue, operations, or sell assets at distressed prices. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Use of estimates

To prepare our condensed financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made regarding the realization of deferred tax assets, the calculation of the fair value of stock options awarded, the estimation of the value of warrants issued in conjunction with capital stock, and the projected realization of the carrying basis of our assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

Cash and cash equivalents

Our cash balances are not restricted from use and we have no investments or marketable securities during the periods reported. Marketable securities with maturities of three months or less are considered to be cash equivalents.

Research and development

Research and development costs, which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits of employees engaged in research; the cost of consultants engaged in our research activities; the cost of developing methods to manufacture our investigational drug products; the costs of production of investigation drugs for use in research, animal and human testing; the costs of the testing of our products in animal models and in human testing; the cost of research conducted on our behalf at academic institutions; the depreciation of equipment used in research; the cost of obtaining patents for the protection of our intellectual property; and other costs associated with these activities. These costs are accounted for in accordance with Accounting Standards Codification (“ASC”) subtopic 730-10, “Research and Development,” which requires all research and development costs to be charged to expense as incurred.

Our agreements with both the manufacturer of our drug Prolanta and the organizations that will provide monitoring and regulatory services for our clinical trials provide that our capital stock was issued for part of the value of the total services rendered. The original value of the stock issued was recorded as a prepayment of future services and is expensed as the services are rendered. The remaining balance is reflected as prepaid services in the accompanying condensed balance sheets.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of five years for laboratory equipment and three years for office furniture and equipment. Property and equipment is fully depreciated, and there was no depreciation expense recorded in any period presented.

Intangible assets

The costs of obtaining patent protection for our intellectual property are expensed as incurred given the uncertainty of successful development, ultimate regulatory approval and commercialization of products developed using this technology.

Deferred offering costs

Oncolix defers legal and certain other costs related to financing activities until the completion or termination of the offering. If the financing to which such costs are related is terminated, such costs are expensed. If the costs are related to a debt financing, the costs are amortized as additional interest expense over the period prior to maturity.

Concentrations of risk

We have engaged a contract manufacturer to develop methods of production of Prolanta and to produce quantities necessary for our animal and human testing. Accordingly, our operations are dependent upon the manufacturer’s ability to manufacture suitable quantities of Prolanta in compliance with regulatory requirements and within acceptable timeframes, and to maintain regulatory licenses for its operations. Failure to maintain such regulatory requirements would have a material impact on our operations. We incurred contract manufacturing costs of $0 and $2,418 during the three months ended June 30, 2017 and 2016 and $3,476 and $305,098 during the six months ended June 30, 2017 and 2016, respectively.

Financial instruments

Our financial instruments consist of cash and cash equivalents, accounts payable and notes payable. We believe that the carrying amounts of the financial instruments classified as current assets and liabilities approximate their fair values because of their short-term nature. As discussed in Note 5, certain of our notes payable have a conversion feature at a discount to future equity offerings. We adjust the carrying value of these notes payable at the end of each period based on the market value of the equity securities. As of June 30, 2017, no adjustments were required.

Income taxes

We account for income taxes under the asset and liability method, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the condensed financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that all or a portion of the net deferred tax assets will not be realized.

If substantial changes in our ownership should occur, as defined in Section 382 of the Internal Revenue Code, there could be limitations on the amount of net loss carry forwards that could be used to offset future taxable income.

We will recognize the impact of an uncertain tax position only if that position is more likely than not of being sustained upon examination by the taxing authority based on the technical merits of the position. We will account for interest and penalties relating to an uncertain tax position in the current period statement of operations, as necessary.

Stock-based compensation

We maintained an equity compensation plan under which incentive stock options and non-qualified stock options were granted to employees, independent members of our Board of Directors and outside consultants. The right to make grants under this plan expired on December 31, 2016, and we expect a new plan will be adopted in 2017. We recognize stock-based compensation in accordance with ASC topic 718, “Compensation.”

Deferred compensation

The officers of the Company have voluntarily deferred the payment of certain compensation since 2012, and such deferral has varied with the financial resources available to Oncolix. During 2015, these officers agreed that the deferred compensation would be paid only from the proceeds of future equity offerings or the sale of assets, and not be paid using the existing current assets of the Company. Accordingly, the cumulative unpaid compensation is included in the accompanying condensed balance sheets as a non-current liability, deferred compensation. As of June 30, 2017, and December 31, 2016, $1,268,013 is reflected as deferred compensation in the accompanying condensed balance sheets.

Recent accounting standards

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. ASU No. 2016-02 requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases of property, plant and equipment with lease terms greater than 12 months. Prior to this accounting standard, only capital leases were recognized on the balance sheet. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, and early adoption is permitted. This ASU must be applied using a retrospective approach upon adoption. The Company believes this ASU will not have a significant effect on its financial statements.

Rent expense

We lease administrative offices in Houston, Texas under a lease which expires on March 31, 2019. Rent expense for the three months ended June 30, 2017 and 2016 was $10,705 and $9,958, and for the six months ended June 30, 2017 and 2016 was $20,980 and $19,891, respectively. The remaining rental obligation under the lease is $19,872 in the remainder of 2017, $40,680 in 2018 and $10,248 in 2019.

Note 3 - Stockholders’ Deficit

We have 500,000,000 authorized shares of Common Stock, $0.0001 par value, and 100,000,000 authorized shares of Series A Preferred Stock, $0.0001 par value. As of June 30, 2017, 103,097,783 shares of Common Stock and 62,138,680 shares of Series A Preferred Stock were issued and outstanding. The shares of Common Stock include the 31,766,503 shares held by the remaining shareholders of AEPP prior to our acquisition of control on April 8, 2017. In addition, as of June 30, 2017, we have issued options to acquire up to 7,200,000 shares of Common Stock, warrants to acquire up to 52,077,380 shares of Series A Preferred Stock and warrants to acquire up to 19,188,280 shares of Common Stock. In addition, we may be obligated to issue an additional 14,000,000 shares of Series A Preferred Stock in exchange for future clinical research services, and we may issue an additional 18,941,615 shares of Common Stock if holders of promissory notes voluntarily convert.

Series A Preferred Stock

Each share of Series A Preferred Stock is currently convertible into one share of Common Stock. This conversion ratio is subject to adjustment for certain dilutive events. If a liquidation event occurs, each share of Series A Preferred Stock is entitled to a liquidation preference of $0.075 per share, and then each share will receive distributions ratably with the Common Stock based on the then-existing conversion ratio. As of June 30, 2017, the liquidation preference of the outstanding shares of Series A Preferred Stock is $4,660,401. The holders of Series A Preferred Stock have voting rights with the Common Stock based on the then-existing conversion ratio, and also have certain separate voting rights. As long as at least 14,000,000 shares of Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock have certain protective rights to nominate a director to the Board of Directors, who shall have the right to approve certain transactions. In addition, as long as at least 14,000,000 shares of Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock have the right to vote separately as a class to approve certain amendments to the certificate of incorporation, any liquidation event, and certain issuances of capital stock. The shares of Series A Preferred Stock may be converted into Common Stock at any time, but will automatically convert upon either the written consent of the holders of the majority of such shares or the closing of a firm-commitment underwritten public offering with gross proceeds of at least $10 million.

GHC liquidation rights

On January 24, 2007, the Company issued 24,000,000 shares of Common Stock to GHC in exchange for certain intellectual property and a commitment by GHC to invest $3.0 million to fund the Company’s operations. GHC retains the rights to the contributed intellectual property in the event of a bankruptcy or liquidation of the Company. GHC has subordinated these rights in connection with the Company’s borrowings.

Clinical research arrangements and payment in equity

During August 2011, we agreed to pay 10% of the cost of services rendered by a non-US based clinical research organization through the issuance of 333,340 shares of Common Stock at $0.15 per share. The $50,000 value of the Common Stock was recorded as a prepayment of future services. As of June 30, 2017, and December 31, 2016, the unearned portion of the value of the equity issued, $43,090, is reflected as prepaid services in the accompanying condensed balance sheets.

During January 2015, as part of a financing transaction described below, we agreed to pay the cost of services by a US-based clinical research organization through the issuance of Series A Preferred Stock and warrants to acquire Series A Preferred Stock. The $450,000 value of the initial issuance of Series A Preferred Stock was recorded as a prepayment of future services. As of June 30, 2017, and December 31, 2016, respectively, the unearned portion of the value of the equity issued reflected as a prepayment in the accompanying condensed balance sheets was $319,999. Additionally, the clinical research organization may perform an additional $1,050,000 in services, and receive an additional 14,000,000 shares of Series A Preferred Stock.

Texas Emerging Technology Fund Investment

The Texas Emerging Technology Fund (“TETF”), an economic development affiliate of the State of Texas, is the majority holder of the Company’s Series A Preferred Stock as of June 30, 2017 and December 31, 2016. We agreed to certain conditions related to the TETF investment, including certain representations and warranties. Our obligations to TETF generally expire on September 30, 2020. In the event that we do not maintain our principal place of business or principal executive offices in Texas, TETF may require us to repay the $3.9 million investment plus eight percent interest per annum, compounded annually, from the date of the investment, essentially as a stipulated damage or penalty, and TETF will retain its shares of Series A Preferred Stock. In the event of a breach of other conditions of the investment or representations and warranties, TETF may seek any remedies it may have in law or equity. We can terminate our obligations to TETF at any time by the repayment of the amount invested plus 8% interest calculated as described above.

Warrants to Acquire Series A Preferred Stock

As of June 30, 2017, and December 31, 2016, respectively, we have issued warrants to acquire up to 52,077,380 and 50,810,720 shares of Series A Preferred Stock (the “Preferred Warrants”). The Preferred Warrants expire if not otherwise exercised at various dates commencing on January 16, 2020 and ending May 12, 2022. The exercise price is $0.0825 per share, subject to adjustment for certain dilutive transactions. The Preferred Warrants may be exercised on a cash-less basis.

Warrants to Acquire Common Stock

As of June 30, 2017, and December 31, 2016, respectively, we have issued warrants to acquire up to 19,188,280 and 0 shares of Common Stock (the “Common Warrants”). The Common Warrants expire if not otherwise exercised on or prior to July 31, 2022. The exercise price is $0.0825 per share, subject to adjustment for certain dilutive transactions. The Common Warrants may be exercised on a cash-less basis. These Common Warrants were exchanged for a new class of warrants in August 2017. See Note 8.

2007 Stock Option Plan

The authority to make grants under the 2007 Stock Option Plan expired on December 31, 2016, and no further grants may be made. We expect to adopt a new plan in 2017. As of June 30, 2017, and December 31, 2016, options to acquire 7,200,000 shares of Common Stock were outstanding. These options are fully vested and are exercisable at an average price of $0.0093 per share.

We recognize stock-based compensation expense for equity awards over the requisite service period of each grant using the Black-Scholes option pricing model to estimate the fair value of the stock options on the date of grant. There was no unamortized stock-based compensation expense recognized related to stock options during any period in 2016 and 2017.

Note 4 – Loss Per Common Share

Basic loss per Common share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed using the average shares outstanding for the period and applying the treasury stock method to potentially dilutive outstanding options and warrants. In all applicable periods, all potential Common Stock equivalents were anti-dilutive and, accordingly, were not included in the computation of diluted loss per share.

The following potential shares of Common Stock, including shares underlying warrants and options and issuable upon conversion of shares of Series A Preferred Stock, were excluded from the calculation of diluted loss per Common share because they were anti-dilutive: 62,138,680 shares underlying the 62,138,680 shares of Series A Preferred Stock outstanding during each period; 7,200,000 shares of Common Stock under outstanding stock options; 52,077,380 shares of Common Stock underlying the warrants to acquire 52,077,380 shares of Series A Preferred Stock; 19,199,280 shares of Common Stock underlying warrants to acquire shares of Common Stock.

Note 5 – Notes Payable

2016 Secured Notes

During the second half of 2016, we sold units of a 10% secured note payable (the “2016 Notes”) and a warrant to acquire shares of Series A Preferred Stock. As of December 31, 2016, we issued $200,000 in principal amount of the 2016 Notes and warrants to acquire 2,666,700 shares of Series A Preferred Stock at $0.0825 per share. The original maturities of the 2016 Notes were between March 2017 and May 2017 and are secured by the assets of Oncolix. The warrants are exercisable through January 2022, and were assigned a value of $41,365 using a Black-Scholes formula, which was recorded as a discount to the notes. Upon maturity, if the noteholders are not offered an option to convert the notes into a new equity offering by the Company, the noteholder will also be entitled to receive an additional 20% of the principal amount of the 2016 Notes. The discount attributable to the value of the warrants, the 20% premium, and an additional discount related to the fees and expenses of the issuance of the 2016 Notes of $16,000 was accreted as additional interest expense over the life of the notes.

The 2016 Notes have the right to voluntarily convert into the units sold in 2017, as described in the section below. As a result, the principal of the 2016 Notes may be indirectly converted into Common Stock at the price of $0.075 per Common share.

During March 2017, $100,000 of principal amount of the 2016 Notes was exchanged for a new series of notes being sold in 2017 – see the following section. The maturity date of the remaining $100,000 of principal of 2016 Notes was extended through May 12, 2017, in exchange for an increase in the interest rate to 18% and the issuance of a warrant to acquire 500,000 shares of Series A Preferred Stock. The warrant is exercisable at $0.0825 per share and expires if not exercised on or prior to March 14, 2022. The discount attributable to the value of this additional warrant ($8,465) was being accreted as additional interest expense over the extended maturity period of the 2016 Note. In May 2017, the maturity of this note was further extended in July 2017, and we issued a second warrant to acquire 500,000 shares of Series A Preferred Stock. The warrant is exercisable at $0.0825 per share and expires if not exercised on or prior to May 12, 2022. The discount attributable to the value of this additional warrant ($11,435) was being accreted as additional interest expense over the extended maturity period of the 2016 Note. See Note 8.

During August 2017, the balance of this debt was paid. See Note 8.

During the three months and six months ended June 30, 2017, respectively, we recorded $20,774 and $85,966 of interest expense attributable to the 2016 Notes, of which $16,286 and $76,521is accretion.

Sale of Convertible Notes in 2017

During 2017 we sold units consisting of a convertible promissory note (the “2017 Notes”) and a warrant to acquire shares of Common Stock at $0.0825 per share. The 2017 Notes are secured by the assets of the Company, but are subordinated to the 2016 Notes. As of June 30, 2017, we have issued units for $1,185,000 in cash and the exchange for 2016 Notes, with a principal balance of $1,320,621 and warrants to acquire 17,608,280 shares of Common Stock. We paid fees to the placement agent of $103,500 in cash and issued warrants to acquire 1,580,000 shares of Common Stock (in addition to the warrants to acquire 2,000,000 shares of Series A Preferred Stock issued in 2016). In addition, we incurred cash expenses of $93,889.

These warrants are exercisable through July 2022, and were assigned a value of $389,421 using a Black-Scholes formula.

The maturity of the 2017 Notes is July 2018. At maturity, if we have not offered the noteholders an option to exchange the 2017 Notes for equity securities in an offering with at least $5 million in gross proceeds, each noteholder may also receive an additional payment equal to 20% of the principal of the 2017 Note. The discount attributable to the value of the warrants, the 20% premium, and an additional discount related to the fees and expenses of the issuance of the notes of $197,389 are being accreted as additional interest expense over the life of the notes.

The 2017 Notes may also be converted by each holder into shares of Common Stock at a price of $0.075 per Common Shares.

The 2017 Notes and accrued interest are exchangeable at a discount into a new equity offering. Interest of 10% is payable quarterly in arrears, and may be paid in our Common Stock at $0.075 per share. On March 31, 2017, we elected to pay accrued interest as of such date by issuing 178,100 shares of our Common Stock. Such Common Stock was issued in April 2017.

During August 2017, all of the 2017 Notes and related warrants were exchanged for a new series of units of convertible debt and warrants. See Note 8.

During the three months and six months ended June 30, 2017, respectively, we recorded $260,511 and $376,713 of interest expense attributable to the 2017 Notes, of which $227,585 and $330,431 is accretion.

Summary of Notes as of June 30, 2017

	As of June 30, 2017
	2016 Notes	2017 Notes	Total

Principal due at maturity, including 20% premium	$120,000	$1,584,745	$1,704,745

Unamortized issue costs and discount	(1,293)	(520,503)	(521,796)

Carrying amount in the accompanying Balance Sheet	$118,707	$1,064,242	$1,182,949

Note 6 - Related-Party Transactions

As of June 30, 2017, GHC was the largest stockholder of the Company, and GHC is an affiliate of GHS. An affiliate of GHS is the site for clinical trial activities. Accounts payable to GHC and GHS for services approximated $61,935 at June 30, 2017 and December 31, 2016.

We have engaged clinical research firms and certain of the costs incurred have been paid or will be paid through the issuance of capital stock. See Note 3.

Note 7 - Commitments and Contingencies

Licenses

We have licensed certain manufacturing technology and will pay a royalty of up to 2% of future sales of products that utilize such technology.

Engagement of placement agent

In connection with our financing activities, we have engaged a placement agent for various offerings of securities. If successful, the agent will receive a fee based on the proceeds received by us and a warrant to acquire our Common Stock. During the six months ended June 30, 2017, the agent received $103,500 in fees and we issued warrants to acquire 1,580,000 shares of Common Stock (in addition to the warrants to acquire 2,000,000 shares of Series A Preferred Stock issued in 2016) and warrants to acquire 266,660 shares of Series A Preferred Stock. There were no fees in the three months ended June 30, 2017. The placement agent will also receive a fee equal to 4% of cash received by Oncolix on the exercise of warrants.

Contingent obligations to Texas Emerging Technology Fund

In connection with the investments by the TETF, we agreed to certain conditions, including certain representations and warranties, and the breach of which may result in penalties payable to TETF. See Note 3.

Obligation to GHC Upon Bankruptcy or Liquidation

In connection with the contribution of intellectual property upon the formation of the Company, GHC retains the rights to the contributed intellectual property in the event of the bankruptcy or liquidation of Oncolix.

Severance Arrangements for Officers

The Company has entered into employment agreements with its officers that provide for a severance payment of 12 to 18 months of the officer’s salary in the event of termination without cause or under certain other conditions.

Note 8 - Subsequent Events

Sale of July Notes

During July 2017, we sold an additional $160,000 in principal of secured notes the (“July Notes”) and warrants to acquire 3,200,000 shares of Common Stock at $0.0825 per share. The July Notes are due in February 2018 and the warrants are exercisable through July 2022.

Issuance of New Debt

During August 2017, in conjunction with a new financing, all of the 2017 Notes, the July Notes and amounts due under a consulting agreement were exchanged for new AEPP Notes (the “August Notes”) with aggregate face amount of $1,837,522. In connection with this exchange, warrants to acquire 17,608,280 shares of Common Stock were exchanged for new warrants to acquire 24,500,290 shares of Common Stock (the “August Common Warrant”). Additionally, we sold for cash of $2,000,000 additional Notes with a face amount of $2,352,941 and August Common Warrants to acquire 31,372,547 shares of Common Stock at $0.09 per share.

The conversion rate of the August Notes and the exercise price of the August Common Warrant is subject to adjustment based on the trading price of our Common Stock at certain timepoints. Each holder of the August Notes may convert the principal balance of the note into Common Stock at the lower of (i) $0.075 per share, (ii) 75% of the 10-day average closing bid price of Common Stock for the period prior to the filing of a registration statement as described below (subject to a floor of $0.0375 per share), and (iii) 75% of the 10-day average closing bid price of the Common Stock for the 10-day period prior to the effective date of the registration statement (subject to a floor of $0.0375 per share).

In addition, we will be obligated to file one or more registration statements to register the shares of Common Stock issuable upon the conversion of the August Notes. The August Notes are due in seven installments commencing in February 2018, and bear interest at the rate of 10% per annum, payable quarterly. An additional 10% of the principal balance is due with each monthly payment.

Adjustments to the conversion price of the August Notes and exercise price of the August Common Warrants may result in an anti-dilution adjustment to our Series A Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Company’s audited annual financial statements in the Current Report on Form 8-K filed on August 9, 2017, and the unaudited interim financial statements in Item 1 of this Form 10-Q.

Basis of Presentation

On April 8, 2017, Oncolix, Inc. (“Oncolix”) acquired approximately 66% of the outstanding common stock of Advanced Environmental Petroleum Producers, Inc. (“AEPP”), a public entity traded on the OTC Bulletin Board with limited or no operating activities and no indebtedness. Oncolix paid $315,000 in cash and paid a fee to an investment banker of $50,000 in connection with this transaction.

On August 3, 2017, pursuant to a reverse merger, AEPP acquired all of the outstanding equity interest of Oncolix and assumed responsibility for the issuance of equity securities under Oncolix’s options, warrants and convertible debt as described further herein. The merger is treated as a reverse acquisition of AEPP for financial accounting and reporting purposes. As such, Oncolix is treated as the acquirer for accounting and financial reporting purposes while AEPP is treated as the acquired entity for accounting and financial reporting purposes.

Accordingly, the financial statements of AEPP for all periods prior to August 3, 2017 are those of Oncolix. Because of our acquisition of a controlling interest on April 8, 2017, the financial statements of AEPP are consolidated with Oncolix since April 2017. The $365,000 purchase price for stock of AEPP by Oncolix is treated as an expense of the merger, and the shares of AEPP Common Stock not owned by Oncolix are treated as shares outstanding subsequent to April 2017. AEPP’s assets, liabilities and results of operations for periods after April 2017 are the consolidated assets, liabilities and results of operations of AEPP and Oncolix.

In the merger, each stockholder of Oncolix received 20 shares of a substantially identical class of AEPP stock (Common or Series A Preferred, each with a par value of $0.0001) in exchange for each share of Oncolix (par value $0.001). In addition, each option or warrant became exercisable for 20 shares of the identical class of AEPP stock for each share of Oncolix, and the exercise price was adjusted by dividing the price per Oncolix share by 20. The shares of Common Stock owned by Oncolix were cancelled in the merger. After the merger, including shares issued by Oncolix in July 2017 as payment of accrued interest at June 30, 2017, AEPP had 103,536,703 shares of Common Stock, $0.0001 par value, issued and outstanding, of which 71,770,200 shares were issued to the former stockholders of Oncolix. In addition, AEPP had 62,138,680 shares of Series A Preferred Stock, $0.0001, issued and outstanding, all of which were owned by the former stockholders of Oncolix. The financial statements for all periods have been adjusted to reflect the adjusted number of shares resulting from the exchange ratio in the merger (the 20:1 exchange ratio), effectively a stock split for accounting purposes, and the adjustment of the par value to $0.0001.

As used in the following discussion, “We,” “Us,” “Our,” “AEPP”, or the “Company” refers to Oncolix prior to April 2017 and the combined AEPP and Oncolix subsequent to such date.

Overview

We are a clinical-stage biopharmaceutical company developing medical therapies for the treatment of cancer. We commenced operations on January 24, 2007, and since 2008, our activities have been focused on the development of Prolanta™, a biological drug for the treatment of cancer. Our initial focus is ovarian cancer, and we have commenced a Phase I clinical trial of Prolanta™ in the treatment of ovarian cancer after we received clearance from the FDA. We also believe that Prolanta™ may be effective in the treatment of breast, prostate and other cancers.

We believe our success primarily will be dependent on (i) the safety and efficacy of our drug candidate Prolanta in the treatment of ovarian and other cancers, (ii) our ability to retain and attract additional members of management, and (iii) our ability to raise sufficient capital to fund our development plans for Prolanta and/or acquire other product candidates. There are numerous other factors that will affect our success, such as competitive products, our ability to maintain a proprietary position, and the relative resources of others.

In early 2016, we commenced a Phase I clinical trial of Prolanta for the treatment of ovarian cancer. This trial will evaluate three dose-levels of Prolanta according to a protocol submitted to the FDA. We completed the first dosing group in June 2016, and our Data and Safety Monitoring Board (“DSMB”) has given us permission to dose a second group of patients with a higher dose of Prolanta. Dosing of this second group will commence after we manufacture additional supplies of Prolanta.

We have no revenues, and we will need to complete additional development and testing of Prolanta before we seek governmental approvals to sell the drug for patient use. Also, it is likely we will need to complete some additional development in order to seek a collaboration with a partner to fund development of Prolanta. Accordingly, our liquidity and results of operations are dependent on our ability to obtain additional funds for our development activities.

We have experienced negative cash flows from operations since the commencement of operations, and we expect these losses to continue into the foreseeable future as we continue the development and clinical testing of Prolanta and seek regulatory approval to market products. In August 2017, we completed a debt financing through the issuance of the Convertible Notes that should fund operations beyond the end of 2017. The Convertible Notes mature in seven installments during 2018. Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities or through the licensing of our products. In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue or curtail operations, or sell assets at distressed prices. This uncertainty raises substantial doubt about our ability to continue as a going concern, as noted in the opinion of our independent registered public accounting firm in the audited financial statements as of December 31, 2016. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 3, 2017, the Company entered into the Purchase Agreement with various investors in connection with a $4,190,463 Convertible Note and Warrant financing. Pursuant to the Purchase Agreement, the Company issued Convertible Notes to the Purchasers in an aggregate principal amount of $4,190,463 for a purchase price of $3,561,894, consisting of gross cash proceeds of $2,000,000 and the exchange of existing convertible debt and related accrued interest of Oncolix totaling $1,561,894. The Convertible Notes were issued at a 15% discount as noted.

The Convertible Notes bear interest at a rate of 10% per annum, payable quarterly on November 1, 2017, February 1, 2018, and May 1, 2018 and thereafter, on a monthly basis until maturity. The interest is payable in cash or, at the option of the Company, subject to compliance with certain strict volume and price conditions, in fully tradable Common Stock at a 25% discount to the average of the five lowest closing bid prices for the 20 trading days prior to the interest payment date. The final maturity of the Convertible Notes is November 1, 2018, but commencing on May 1, 2018 and on the first day of each month thereafter until maturity, AEPP is required to redeem an amount of the Convertible Notes equal to 1/7th of the original principal amount, plus 10% of such monthly redemption amount as a bonus. The principal payments shall be made in cash or, subject to the satisfaction of with certain strict volume and price conditions, in Common Stock valued at a 25% discount to the average of the five lowest closing bid prices for the 20 trading days prior to the amortization date.

The Convertible Notes are convertible at the option of the Purchasers at a conversion price equal to the lesser of (i) $0.075 per share of Common Stock, (ii) 75% of the 10-day average closing bid price of AEPP Common Stock for the period prior to the filing of a registration statement as described below (subject to a floor of $0.0375 per share), and (iii) 75% of the 10-day average closing bid price of the Common Stock for the 10-day period prior to the effective date of the registration statement (subject to a floor of $0.0375 per share). The Convertible Notes contain customary anti-dilution protection, including full-ratchet anti-dilution adjustments in the event of certain dilutive issuances (that adjust both price and share amounts).

In the event of a closing of an $8 million financing in connection with a change in listing of the Common Stock to Nasdaq or the NYSE, the Convertible Notes shall be subject to mandatory conversion into Common Stock at a 30% discount to the offering price. AEPP shall be required to offer to prepay in cash the aggregate principal amount of the Convertible Notes at 120% of the principal amount thereof plus any unpaid accrued interest to the date of repayment, at maturity, on the sale of substantially all of the assets of AEPP, upon a change of control, upon a qualified offering, or upon a “fundamental transaction” of the Company (such as a reverse merger); in such an event, the Purchasers shall have the right to convert the Convertible Notes prior to the date of any such prepayment.

The Convertible Notes contain standard negative covenants customary for transactions of this type. The events of default are also customary for transactions of this type, including default in timely payment of principal or interest, failure to observe or perform any covenant or agreement contained in the Convertible Note and Transaction Documents, the commencement of bankruptcy or insolvency proceedings, failure to timely deliver conversion shares underlying the Convertible Notes, failure to timely file Exchange Act filings, and failure to satisfy certain Equity Conditions.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made regarding realization of deferred tax assets, the calculation of the fair value of stock options awarded, the estimation of the value of warrants issued in conjunction with capital stock, and the projected realization of the carrying basis of our assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

Critical Accounting Policies

Our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Form 10-Q.

Recent accounting standards. On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. ASU No. 2016-02 requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases of property, plant and equipment with lease terms greater than 12 months. Prior to this accounting standard, only capital leases were recognized on the balance sheet. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, and early adoption is permitted. This ASU must be applied using a retrospective approach upon adoption. The Company believes this ASU will not have a significant effect on its financial statements.

Results of Operations

General. We are in the early stage of development of our product candidate, Prolanta, which will require extensive testing in humans and regulatory approvals prior to sale for medical use. To date, we have not generated any revenues from operations. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, Prolanta™ may never be successfully developed or commercialized. At June 30, 2017, Oncolix had an accumulated deficit of $20.3 million primarily as a result of expenditures for research and development and general and administrative expenses. We expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues or achieve profitability.

Research and Development Expense. Research and development expense includes wages and associated employee benefits of employees engaged in research; stock-based compensation expense related to such employees, the cost of consultants engaged in our research activities; the cost of developing methods to manufacture our investigational drug products; the costs of production of investigation drugs for use in research, animal and human testing; the costs of the testing of our products in animal models and in human testing; the cost of research conducted on our behalf at academic institutions; the depreciation of equipment used in research; the cost of obtaining patents for the protection of our intellectual property; and other costs associated with these activities.

We expect to incur substantial research and development expenses in the foreseeable future as we continue product development of Prolanta. The amount and timing of such costs will depend on various factors, including the availability of resources to fund these activities, the timing or regulatory approvals for stages of testing or commercialization, the results of testing at each stage of product development, the size and length of clinical studies required at each stage of development, the regulatory requirements for commercialization, and the costs of intellectual property protection, among other factors. In general, expenses increase substantially as a product progresses from early to later stages of development, and we expect our research and development expenses to increase in a similar manner. In the event that we license or acquire additional product candidates, research and development expense may increase as a result of the development of such product candidates.

General and Administrative Expense. General and administrative expense includes wages and associated employee benefits of employees engaged in administration; stock-based compensation expense related to such employees, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

We expect general and administrative expenses to increase as we expand our activities to support our expanded research and development activities and incur costs related to the expanded infrastructure and increased professional fees associated with being a reporting company under the Exchange Act.

Comparison of Three Months Ended June 30, 2017 and 2016. The results of operations of the Company for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenue	$-	$-	$-	-%
Expenses
Research and development expenses	26,775	127,067	(100,292)	-79%
General and administrative expenses	559,288	134,488	424,800	316%
Total operating expenses	586,063	261,555	324,508	124%
Interest expense on convertible notes	281,285	-	281,285	*
Net loss	$(867,348)	$(261,555)	(605,793)	232%

Loss per Common Stock share - basic and diluted	$(0.009)	$(0.004)	$(0.005)	134%

Weighted average Common Stock shares outstanding - basic and diluted	100,654,206	71,152,641

_______

* Not Meaningful

Research and development expense decreased $100,292 from the three months ended June 30, 2016 to the comparable period in 2017 principally as a result of the costs of the Phase I clinical trial conducted in 2016. Clinical trial subject enrollment, treatment and monitoring occurred in the first half of 2016, and there were no patient-related activities in 2017. Patent related costs decreased from approximately $30,000 in 2016 to approximately $19,000 in 2017, primarily as a result of the reduction in the number of matters being prosecuted as prior filings were granted. Clinical trial related costs and related assay-development costs decreased from approximately $87,000 in the 2016 period to $0 in 2017 as a result of the need for additional drug supplies to continue the clinical trial in 2017.

General and administrative costs increased $424,800 from the six months ended June 30, 2016 to the comparable period in 2017 principally as a result of (i) the expensing of the $365,000 cost to acquire control of the public shell and (ii) audit and legal costs incurred in 2017 as the Company prepared for its financing activities and the merger of Oncolix and AEPP. Audit costs increased from $0 in 2016 to approximately $22,000 in 2017. Legal costs for corporate activities increased from $0 in 2016 to $34,000 in 2017. Commencing with the acquisition of control of AEPP, the Company incurred approximately $26,000 of transfer agent, legal and other costs associated with the public trading of AEPP and the merger. This increase was offset in part by the reversal of prior accrued compensation for a director who resigned in May 2017.

Interest expense in the three months ended June 30, 2017 was attributable to the notes sold in 2017 as well as the notes sold in September and November 2016. These notes included features that resulted in a higher recorded interest expense. Interest expense in 2017 includes approximately $244,000 of accretion attributable to the warrants sold with the notes as well as a premium equal to 20% of the principal balance that may be payable at maturity and the fees and expenses of the offering.

The net loss for the three months ended June 30, 2017 increased approximately $606,000, or 232%, compared to the 2016 period as a result of these offsetting effects. The decline in clinical trial and patent costs from 2016 to 2017 was more than offset by the higher merger costs, including the cost of acquiring control of the public shell and the legal and auditing costs and interest expense in 2017. However, because of the higher number of outstanding shares of Common Stock from the consolidation of AEPP and Oncolix in April 2017, net loss per Common Share increased by $0.005 per Common share, or 134%.

Comparison of Six Months Ended June 30, 2017 and 2016. The results of operations of the Company for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenue	$-	$-	$-	-%
Expenses
Research and development expenses	77,095	579,202	(502,107)	-87%
General and administrative expenses	794,124	272,558	521,566	191%
Total operating expenses	871,219	851,760	19,459	2%
Interest expense on convertible notes	462,679	-	462,679	*
Net loss	$(1,333,898)	$(851,760)	(482,138)	57%

Loss per Common Stock share - basic and diluted	$(0.016)	$(0.012)	$(0.004)	30%

Weighted average Common Stock shares outstanding - basic and diluted	85,985,247	71,142,970

_______

* Not Meaningful

Research and development expense decreased $502,107 from the six months ended June 30, 2016 to the comparable period in 2017 principally as a result of the costs of the Phase I clinical trial conducted in 2016. Manufacturing activities were conducted in late 2015 and early 2016, and subject enrollment, treatment and monitoring occurred in the first half of 2016. Patent related costs decreased from approximately $82,000 in 2016 to approximately $45,000 in 2017, primarily as a result of the reduction in the number of matters being prosecuted as prior filings were granted. Prolanta manufacturing costs decreased from approximately $305,000 in 2016 to approximately $3,000 in 2017 because no drug was manufactured during the 2017 period. Clinical trial related costs and related assay-development costs decreased from approximately $180,000 in 2016 to approximately $22,000 in 2017 because of need for additional drug supplies to continue the clinical trial in 2017.

General and administrative costs increased $521,566 from the six months ended June 30, 2016 to the comparable period in 2017 principally as a result of (i) the expensing of the $365,000 cost to acquire control of the public shell and (ii) and legal costs incurred in 2017 as the Company prepared for its financing activities and the merger of Oncolix and AEPP. Audit costs increased from $0 in 2016 to approximately $37,000 in 2017. Legal costs for corporate activities increased from $0 in 2016 to $99,000 in 2017. Commencing with the acquisition of control of AEPP, the Company incurred approximately $26,000 of transfer agent, legal and other costs associated with the public trading of AEPP and the merger.

Interest expense in the six months ended June 30, 2017 was attributable to the notes sold in 2017 as well as the notes sold in September and November 2016. These notes included features that resulted in a higher recorded interest expense. Interest expense in 2017 includes approximately $407,000 of accretion attributable to the warrants sold with the notes as well as a premium equal to 20% of the principal balance that may be payable at maturity and the fees and expenses of the offering.

The net loss for the six months ended June 30, 2017 increased approximately $482,000, or 57%, compared to the 2016 period as a result of these offsetting effects. The decline in clinical trial and manufacturing costs from 2016 to 2017 was more than offset by the higher merger costs, including the cost of acquiring control of the public shell and the legal and auditing costs and interest expense in 2017. However, because of the higher number of outstanding shares of Common Stock from the consolidation of AEPP and Oncolix in April 2017, net loss per Common Share increased by30%, or $0.004 per Common share.

Liquidity and Capital Resources

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of Prolanta for the treatment of cancer. The FDA has granted clearance to conduct a Phase I clinical trial in subjects with ovarian cancer, and we commenced the first phase of this study in early 2016. To complete this study we require additional drug supplies. If this and other studies are successful, substantial additional resources will be necessary to complete the development of Prolanta and seek regulatory approval to market the drug. Based on our current expectations, we believe this development will require at least $25 million of additional funds.

The development of pharmaceutical products requires laboratory and preclinical studies before seeking regulatory approval for human testing, as well various stages of testing in humans. We have completed these laboratory and preclinical studies, but the results of our human studies or requests of regulatory authorities may require additional studies. In addition, the manufacturing of Prolanta must be conducted under controlled conditions, and we may seek to improve the process. After we complete the Phase I clinical trial, the human studies to determine the safety of Prolanta will be conducted in larger and larger groups of patients. All of these activities will require the expenditure of substantial funds. In the event that we obtain or develop additional product candidates in addition to Prolanta, we will incur similar types of costs.

The Company believes that it has sufficient cash on hand to fund its operations into 2018. The exact duration that our liquidity will be sufficient to fund operations depends upon many factors, some of which are outside the control of the Company, and is difficult to predict. We expect our research and development expenses to increase in connection with our ongoing activities relating to Prolanta, particularly as we focus on and proceed with our clinical trials for our Prolanta product. In addition, our expenses could increase beyond current expectations if applicable regulatory authorities, including the FDA, require that we perform studies in addition to those that we currently anticipate, assuming we successfully complete our Phase I clinical trials, commence and complete our proposed Phase II clinical trials. We currently estimate that we require approximately $2 million to complete the Phase I clinical trial, depending on the cost and availability of drug supplies. We will still need substantial additional capital in the future in order to complete the clinical trials and obtain regulatory approval of Prolanta. Accordingly, we will need to raise additional capital to fund future operations and we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all. Failure to raise additional capital could cause us to curtail operations and result in the loss of your investment in our common stock.

If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or to grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our forecast of the period of time through which our current capital will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

As of June 30, 2017, we had cash of approximately $93,000 and secured notes payable with a balance due at maturity of approximately $1,705,000. In addition, we have liabilities to third parties and related parties totaling approximately $1,012,000 and deferred compensation to our employees of approximately $1,268,000 as of June 30, 2017.

We completed a debt financing subsequent to June 30, 2017 as described in “Overview”. The proceeds from this debt financing will fund our operations into 2018, but also requires repayment in the event the holders do not convert the Convertible Notes into Common Stock. According, the Convertible Notes provide short-term liquidity but require us to raise additional funds promptly.

Our employees have agreed to continue to defer the payment of prior compensation until Oncolix has raised substantial additional equity. We will require additional resources to fund future activities and to complete our Phase I clinical study.

We expect to incur substantial expenditures in the foreseeable future for the research, development and potential commercialization of Prolanta. We will require additional financing to develop, obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish additional manufacturing, sales and marketing capabilities.

Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities or through the licensing of our products. There can be no assurances that we will be able to obtain funding, or that such arrangements will be on terms attractive to us. In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue, operations, or sell assets at distressed prices. This uncertainty raises substantial doubt about our ability to continue as a going concern, as noted in the opinion of our independent registered public accounting firm in the audited financial statements as of December 31, 2016.

The following table shows a summary of the Company’s cash flows for the periods presented.

	Six Months Ended June 30,
	2017	2016	Change
Cash provided by (used in):
Operating activities	$(952,508)	$(244,927)	$(707,581)
Financing activities	1,030,621	2,470	1,028,151
Net increase (decrease) in cash	78,113	(242,457)	$320,570
Cash at beginning of period	15,264	274,063
Cash at end of period	$93,377	$31,606
Non-cash activities
Stock issued for interest payable	$13,358	$-	$13,358
Interest paid in cash	$8,362	$-

Cash Provided by (Used in) the Six Months Ended June 30, 2017 and 2016

Cash used in operating activities increased approximately $708,000 from the six months ended March 31, 2016 as compared to the six months ended June 30, 2017, reflecting the increased cash resources available to the Company in 2017. During the 2016 period, the Company was conducting its Phase I clinical trial and incurred higher research and development expenses. However, a substantial portion of these costs were not paid during the period, resulting in an approximately $492,000 increase in accounts payable and amounts payable to related parties during the six months ended June 30, 2016. During the six months ended June 30, 2017, Oncolix received proceeds from the sale of units of a secured note and warrants, and these proceeds were used to fund current activities. As a result, expenses were funded by cash and there was no significant change in accounts payable and amounts payable to related parties during this period. During this period, we acquire control of a public shell for $365,000. As a result of the merger, these costs were expensed as acquisition costs, and additional accounting and legal costs were incurred, increasing the cash used by operating activities in this period.

Cash provided by financing activities increased approximately $1,028,000 from the six months ended June 30, 2016 as compared to the six months ended June 30, 2017. During the 2017 period Oncolix sold units of a secured promissory note and a warrant to acquire Common Stock with net proceeds of approximately $1,026,000. These cash proceeds were used to fund ongoing activities as described above, with no significant increase in liabilities.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Quantitative and Qualitative Disclosures about Market Risks

We held no marketable securities at any time during the periods presented. Our existing short-term debt is at a fixed rate, but has a conversion feature based on the market price of our equity securities, which requires a period valuation adjustment. Because we intend to conduct activities globally, certain of our contracts either will require payment in foreign currencies or will be billed in US dollars based on a specified exchange rate. In particular, payments under our previous manufacturing services agreements were adjusted for certain changes in the exchange rate for Canadian dollars. Our exposure to changes in currency exchange rates will be dependent on the amounts of future billings by each service provider.

Net Operating Loss Tax Carry-Forwards

As of December 31, 2016, we had net operating loss carryforwards of approximately $8.4 million and an Orphan Drug Tax Credit carryforward of approximately $0.4 million to offset future federal income taxes. In addition, we have deferred the deduction of approximately $6.9 million in research and administrative costs as of December 31, 2016, and these may be deducted in future federal tax returns. Current federal tax laws include substantial restrictions on the utilization of net operating loss and tax credits in the event of a change in the ownership, as such term is defined in the federal tax code. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. Our principal stockholder, GHC is considering a reorganization that may result in a change in ownership that would restrict our ability to utilize our prior accumulated tax benefits, but we do not expect such reorganization to have a significant effect on our operations.

At December 31, 2016, we recorded a 100% valuation allowance against our deferred tax assets of approximately $5.9 million, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a) Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive/Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending June 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2017, the Company’s management, including its Principal Executive/Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management was dominated by two individuals during the three-month period ended June 30, 2017, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Please see “Risk Factors” included in the Current Report on Form 8-k filed August 9, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

____

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Environmental Petroleum Producers Inc. (Registrant)

Date: August 17, 2017	By:	/s/ Michael T. Redman
Michael T. Redman
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

