Form 10-Q/A
period 2017-06-30
Oncolix, Inc.
filed 2017-10-05
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-192405

Oncolix, Inc.
(formerly known as Advanced Environmental Petroleum Producers Inc.)
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

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of October 2, 2017 was 103,881,016.

EXPLANATORY NOTE

This amendment reflects the stand-alone financial statements of the Oncolix, Inc., a Florida corporation, formerly named Advanced Environmental Petroleum Producers Inc., as of June 30, 2017. The previous Form 10-Q included the retrospective treatment of the reverse merger of the Company with Oncolix, Inc., a Delaware corporation that occurred on August 3, 2017. Financial statements for periods after August 3, 2017 will include the retrospective treatment of the reverse merger – See Note 8 of Notes to Condensed Financial Statements in Item 1 herein.

2

Change of Name to Oncolix, Inc.

On September 28, 2017, Advanced Environmental Petroleum Producers Inc. (the “Company” or “Oncolix” or “we” or “our”) filed an amendment to its article of incorporation (the “Amendment”) with the Florida Secretary of State to change its name to Oncolix, Inc. See Item 1 herein. The name Oncolix, Inc. was adopted by the Company to reflect its continuing operation as the successor to Oncolix, Inc., a Delaware corporation (“Oncolix (Delaware)”) which completed a reverse merger with the Company on August 3, 2017.

Factors Affecting Forward-Looking Statements

This amended Form 10-Q/A Quarterly Report (“Form 10-Q/A”) contains certain “forward-looking statements,” which statements involve substantial risks and uncertainties. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. Many of these factors relate to the reverse merger with Oncolix (Delaware) which occurred on August 3, 2017, as described elsewhere in this Form 10-Q/A, and the future operations after the reverse merger. These factors include, in particular, risks relating to:

•	the early stage of development of our product candidate Prolanta™;

•	the timing, cost or results of our clinical trials;

•	our need for substantial additional funds and uncertainties regarding our ability to raise such funds on acceptable terms, if at all;

•	our ability to make arrangements to repay indebtedness, and the possible loss of assets or our ability to operate if we are unable to do so on acceptable terms;

•	uncertainties relating to the decisions of regulatory agencies;

•	uncertainties related to reimbursement policies by payors;

•	uncertainties regarding current and future government regulations of our business;

•	uncertainties relating to patent and intellectual property matters;

•	our dependence on third parties, including our contract manufacturer, clinical research organizations, and consultants;

•	competition; and other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission (“SEC”).

For additional discussion of such risks, uncertainties and assumptions, see "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this Form 10-Q/A and “Risk Factors” included in the Current Report on Form 8-K filed with the SEC on August 9, 2017. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

Part I. Financial Information

Item 1. Financial Statements.

The following unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q/A and Rule 8-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Oncolix, Inc. (a Florida corporation)

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$-	$1,671
Total Current Assets	-	1,671
Total Assets	$-	$1,671

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$-	$225,881
Amounts due to Oncolix (Delaware)	52,221	-
Total Current Liabilities	52,221	225,881
Total Liabilities	52,221	225,881
Commitments and Contingencies
Stockholders' Deficit
Common stock: $0.0001 par value, 500,000,000 authorized, 93,231,633 and 93,911,633 shares issued and outstanding, respectively	9,323	9,391
Common stock held in escrow	-	(6,560)
Preferred Stock: $0.0001 par value, 100,000,000 authorized, none issued and outstanding	-	-
Additional paid-in capital	5,653,031	5,149,523
Accumulated deficit	(5,714,575)	(5,376,564)
Total Stockholders' Deficit	(52,221)	(224,210)
Total Liabilities and Stockholders' Deficit	$-	$1,671

See accompanying condensed notes to condensed financial statements.

Oncolix, Inc. (a Florida corporation)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	$-	$-	$-	$-
Operating expenses:
Research and development	-	-	-	-
General and administrative	52,221	15,506	94,021	36,095
Total operating expenses	52,221	15,506	94,021	36,095
Net loss from operations	(52,221)	(15,506)	(94,021)	(36,095)
Other expense:
Loss on extinguishment of debt	-	-	243,990	-
Interest expense	-	3,030	-	6,223
Net loss before income taxes	(52,221)	(18,536)	(338,011)	(42,318)
Income taxes	-	-	-	-
Net loss	$(52,221)	$(18,536)	$(338,011)	$(42,318)

Basic and diluted loss per share	$(0.0006)	$(0.0002)	$(0.0039)	$(0.0005)
Weighted average number of shares outstanding	93,231,633	86,484,929	87,087,322	84,746,907

See accompanying condensed notes to condensed financial statements.

Oncolix, Inc. (a Florida corporation)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activitities
Net loss	$(338,011)	$(42,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt with common stock	243,990	-
Changes in operating assets and liabilities:
Increase in accounts payable	40,129	32,095
Increase in accrued interest	-	6,223
Increase in liability to Oncolix (Delaware)	52,221	-
Net cash used in operating activities	(1,671)	(4,000)
Cash flows from financing activities
Reduction in notes payable	-	(37,500)
Conversion of note payable into common stock	-	41,500
Net cash provided by financing activities	-	4,000
Net increase (decrease) in cash and cash equivalents	(1,671)	-
Cash and cash equivalents at beginning
of period	1,671	-
Cash and cash equivalents at end of period	$-	$-
Non-cash financing activities
Stock issued in extinguishment of indebtedness	$510,000	$-

See accompanying condensed notes to condensed financial statements.

Oncolix, Inc. (a Florida corporation)

Condensed Notes to Financial Statements

(Unaudited)

NOTE 1. NATURE OF BUSINESS

Oncolix, Inc., formerly named Advanced Environmental Petroleum Producers Inc (hereinafter the “Company” or “Oncolix” or “we”) was incorporated in the State of Florida in June 2013. We were formed as a consultant to the electric vehicle research and technologies industry. During 2015 we decided to redirect our activities into more direct energy operations through a planned acquisition of exploration properties in Peru. See Note 5. Our management and directors resigned during January 2017, and an existing stockholder was appointed as the sole officer and director (along with his affiliates that own common stock, herein referred to as “Interim Management”). During February 2017, the planned acquisition of the Peruvian exploration properties was terminated because of the failure to complete the terms of the acquisition. Immediately following this termination, the Company had limited or no operating activities and no tangible assets, but had significant liabilities.

During February 2017, in order to prepare the Company for the development or adoption of a new plan of operations, we adopted a plan to exchange our common stock for our outstanding debt. On March 1, 2017, Interim Management was issued 60,000,000 shares of common stock to pay, acquire or reach agreement with our creditors to extinguish all of the existing indebtedness of the Company and eliminate any ongoing financial obligations, including any fees for services rendered. The face value of such liabilities extinguished totaled $266,010, excluding any compensation to Interim Management for services rendered.

On March 6, 2017, Interim Management agreed to sell all of its common stock to Oncolix, Inc. (“Oncolix (Delaware)”), a Houston-based clinical-stage biotechnology company, after the completion of the plan to extinguish liabilities and after certain other conditions were met. Interim Management reached agreement with its creditors for such extinguishment by March 31, 2017. As of such date, the Company had no assets, no operating activities, and no liabilities, and was dependent on Interim Management to fund its corporate activities.

On April 6, 2017, Interim Management completed the sale 61,465,130 shares of common stock (including the 1,465,130 shares previously owned and the 60,000,000 shares received to implement the debt extinguishment plan) to Oncolix (Delaware). Interim Management resigned all positions with the Company, and two officers of Oncolix (Delaware) were appointed as the sole Directors of the Company, resulting in a change in control of the Company.

As of June 30, 2017, approximately 66% of the common stock of the Company was owned by Oncolix (Delaware), and the Company was dependent on Oncolix (Delaware) to advance funds for its continuing activities. See Note 8.

On August 3, 2017, pursuant to a reverse merger, the Company acquired all of the outstanding equity interests of Oncolix (Delaware) and assumed responsibility for the issuance of equity securities under options, warrants and convertible debt of Oncolix (Delaware) as described further herein (the “Merger”). See Note 8. In subsequent financial statements for periods after the closing of the Merger, Oncolix (Delaware) will be treated as the acquirer for accounting and financial reporting purposes while the Company will be treated as the acquired entity for accounting and financial reporting purposes.

On September 28, 2017, the Company changed its name with the Secretary of State of Florida from Advanced Environmental Petroleum Producers Inc to Oncolix, Inc., reflecting the intent of the Company to continue to operate as the successor to the operations of Oncolix (Delaware).

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues to cover its operating costs and allow it to continue as a going concern. As of June 2017, the Company had no cash, no tangible assets and no intellectual property, and was dependent on its majority stockholder, Oncolix (Delaware), to fund its corporate activities on a month-to-month basis. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it develops or acquires an operating business and becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See Note 8 for a discussion of the Merger and the continuing risk that that the Company may not continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANICAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles, for complete financial statements please refer to our 2016 Annual Report on Form 10-K.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $0 at June 30, 2017 and $1,671 at December 31, 2016.

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

The Company had no revenue in the six-month periods ending June 30, 2017 and 2016.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Historically, research and development costs included engineering and testing of product and outputs. Indirect costs related to research and developments were allocated based on percentage usage to the research and development. The Company did not incur research or development costs in the six-month periods ended June 30, 2017 and 2016.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2017 or December 31, 2016.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company had no potentially dilutive common shares.

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

NOTE 4. INCOME TAXES

At June 30, 2017, the Company had a net operating loss carryforward for Federal income tax purposes. As a result of the issuance of shares of common stock in exchange for indebtedness and the sale of shares held by Interim Management to Oncolix (Delaware) (see Note 8), the ability of the Company to utilize this net operating loss carryforward to offset future taxable income may be significantly limited. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carryforwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability, including the effect if the change in ownership described in the previous paragraph.

NOTE 5. SHAREHOLDERS’ EQUITY

The Company, through approval of its Board of Directors, authorized common shares of 500,000,000 with a par value of $0.0001. The number of authorized shares was increased in September 2017 – see Note 8.

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

During February 2017, in order to prepare the Company for the development or adoption of a new plan of operations, AEPP adopted a plan to exchange our common stock for our outstanding debt. On March 1, 2017, Interim Management was issued 60,000,000 shares of common stock to pay, acquire or reach agreement with AEPP’s creditors to extinguish all of the existing indebtedness of the Company and eliminate any ongoing financial obligations, including any fees for services rendered. The recorded amount of such liabilities extinguished totaled $266,010, excluding any compensation to Interim Management for services rendered. Interim Management reached agreement with its creditors for such extinguishment by March 31, 2017. The 60,000,000 shares issued to Interim Management were recorded at the closing trading price of the Company’s common stock on March 1, 2017, or $0.0085 per share. As a result, a loss on extinguishment of debt of $243,990 (the $266,010 face value of the liabilities extinguished less the $510,000 market price of the common stock issued to Interim Management) was recorded in the three months ending March 31, 2017.

On April 6, 2017, Interim Management completed the sale 61,465,130 shares of common stock (including the 1,465,130 shares previously owned and the 60,000,000 shares received to implement the debt extinguishment plan) to Oncolix (Delaware). Interim Management resigned all positions with the Company, and two officers of Oncolix (Delaware) were appointed as the sole Directors of the Company, resulting in a change in control of the Company.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of June 30, 2017.

NOTE 6. RELATED PARTY TRANSACTIONS

On April 6, 2017, Interim Management completed the sale 61,465,130 shares of common stock (including the 1,465,130 shares previously owned and the 60,000,000 shares received to implement the debt extinguishment plan) to Oncolix (Delaware). Interim Management resigned all positions with the Company, and two officers of Oncolix (Delaware) were appointed as the sole Directors of the Company, resulting in a change in control of the Company. Subsequent to April 6, 2017, the Company has been dependent on Oncolix (Delaware) to fund its activities, including its transfer agent, accounting and legal costs. In addition, Oncolix (Delaware) has changed the Company for a portion of the compensation expense of its employees based on the relative percentage of time devoted to the activities of the Company, and a fixed fee of $1,000 per month for office rent, telecommunications and other occupancy costs. During the three months ended June 30, 2017, the Company incurred a liability to Oncolix (Delaware) of $25,924 for compensation costs and $2,000 for occupancy costs. Oncolix (Delaware) also paid on behalf of the Company $24,297 of transfer agent, accounting and legal costs during the period. The total of these costs, $52,221, is reflected as a liability to Oncolix (Delaware) in the accompanying balance sheet as of June 30, 2017. No amounts were paid prior to the Merger, at which time such amounts became intercompany eliminations.

NOTE 7. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8. SUBSEQUENT EVENTS

Reverse Merger with Oncolix

On August 3, 2017, pursuant to a reverse merger, The Company acquired all of the outstanding equity interest of Oncolix (Delaware) and assumed responsibility for the issuance of equity securities under the options, warrants and convertible debt of Oncolix (Delaware) as described further herein (the “Merger”). In future financial statements, the Merger will be treated as a reverse acquisition of the Company for financial accounting and reporting purposes. As such, Oncolix (Delaware) will be treated as the acquirer for accounting and financial reporting purposes while the Company will be treated as the acquired entity for accounting and financial reporting purposes.

In the merger, each stockholder of Oncolix (Delaware) received 20 shares of a substantially identical class of the Company’s stock (Common or Series A Preferred, each with a par value of $0.0001) in exchange for each share of Oncolix (Delaware) (par value $0.001). In addition, each option or warrant became exercisable for 20 shares of the identical class of the Company’s stock for each share of Oncolix (Delaware), and the exercise price was adjusted by dividing the price per share of Oncolix (Delaware) by 20. The shares of the Company’s Common Stock owned by Oncolix (Delaware) were cancelled in the merger. After the merger, including shares issued by Oncolix (Delaware) in July 2017 as payment of accrued interest at June 30, 2017, the Company had 103,547,683 shares of Common Stock, $0.0001 par value, issued and outstanding, of which 71,781,180 shares were issued to the former stockholders of Oncolix. In addition, the Company had 62,138,680 shares of Series A Preferred Stock, $0.0001, issued and outstanding, all of which were owned by the former stockholders of Oncolix (Delaware).

As of June 2017, the Company had no cash, no tangible assets and no intellectual property, and was dependent on its majority stockholder, Oncolix (Delaware), to fund its corporate activities on a month-to-month basis. Oncolix (Delaware) also has experienced negative cash flows from operations since the commencement of operations, and we expect these losses to continue into the foreseeable future as we continue the development and clinical testing of Prolanta and seek regulatory approval to market products. As noted in the following section, during July and August 2017 we have raised capital through the sale of promissory notes secured by all of the assets of Oncolix (Delaware) and the Company. See the following section of this Note 8. We expect these funds to support our operations into 2018, and we are currently seeking financing that would fund repayment of this debt and fund operations through at least 2019. Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities or through the licensing of the products of Oncolix (Delaware). In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue, operations, or sell assets at distressed prices. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The business and history of Oncolix (Delaware) is more fully described in the Current Report on Form 8-K filed on August 11, 2017.

Sale of July Secured Notes

During July 2017, we sold an $160,000 in principal of secured notes the (“July Notes”) and warrants to acquire 3,200,000 shares of Common Stock at $0.0825 per share. The July Notes are due in February 2018 and the warrants are exercisable through July 2022. The July Notes were secured by all of the assets of the Company and by Oncolix (Delaware). As noted in the following paragraph, the July 2017 Notes were exchanged in a subsequent debt offering in August 2017.

Issuance of Secured Debt in August 2017

During August 2017, in connection with a new financing, all of the outstanding secured debt of Oncolix (Delaware), the July Notes and amounts due under a consulting agreement were exchanged for new Company Notes (the “August Notes”) with aggregate face amount of $1,837,522. In connection with this exchange, warrants to acquire 17,608,280 shares of Common Stock were exchanged for new warrants to acquire 24,500,290 shares of Common Stock (the “August Common Warrant”). Additionally, we sold for cash of $2,000,000 additional Notes with a face amount of $2,352,941 and August Common Warrants to acquire 31,372,547 shares of Common Stock at $0.09 per share.

The conversion rate of the August Notes is subject to adjustment based on the trading price of our Common Stock at certain timepoints. Each holder of the August Notes may convert the principal balance of the note into Common Stock at the lower of (i) $0.075 per share, (ii) 75% of the closing bid price of the Common Stock on the closing date of the Merger, (iii) 75% of the 10-day average closing bid price of Common Stock for the period prior to the filing of a registration statement as described below (subject to a floor of 50% of (ii) herein), and (iv) 75% of the 10-day average closing bid price of the Common Stock for the 10-day period prior to the effective date of the registration statement (subject to a floor of 50% of (ii) herein).

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

Change of Name and Increase in Authorized Shares

On September 28, 2017, the “Company filed an amendment to its article of incorporation (the “Amendment”) with the Florida Secretary of State to change its name to Oncolix, Inc. from Advanced Environmental Petroleum Producers Inc. In addition, pursuant to the terms of its Agreement and Plan of Merger with Oncolix, Inc. as disclosed in August 2017, the Amendment (i) increased the number of authorized shares of common stock, $0.0001 par value, to 950,000,000, (ii) increased the number of authorized shares of preferred stock, $0.0001 par value, to 250,000,000, and (iii) increased the number of shares of preferred stock designated as Series A preferred stock to 150,000,000.

The Amendment was approved by the written consent of the holders of the majority of the voting securities of the Company on August 21, 2017, and an information statement pursuant to Regulation 14C of the Exchange Act was mailed on September 6, 2017, to holders of record of the Company’s common and preferred stock as of August 21, 2017. The shareholder action became effective on September 27, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Company’s audited annual financial statements in the Annual Report on Form 10-K as of December 31, 2016, and the unaudited interim financial statements in Item 1 of this Form 10-Q/A.

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

During February 2017, in order to prepare the Company for the development or adoption of a new plan of operations, we adopted a plan to exchange our common stock for our outstanding debt. On March 1, 2017, Interim Management was issued 60,000,000 shares of common stock to pay, acquire or reach agreement with our creditors to extinguish all of the Company’s existing indebtedness and eliminate any ongoing financial obligations, including any fees for services rendered. The face value of such liabilities extinguished totaled $266,010, excluding any compensation to Interim Management for services rendered.

On March 6, 2017, Interim Management agreed to sell all of its common stock to Oncolix, Inc. (“Oncolix (Delaware)”), a Houston-based clinical-stage biotechnology company, after the completion of the plan to extinguish liabilities and after certain other conditions were met. Interim Management reached agreement with its creditors for such extinguishment by March 31, 2017. As of such date, the Company had no assets, no operating activities, and no liabilities, and was dependent on Interim Management to fund its corporate activities.

On April 6, 2017, Interim Management completed the sale 61,465,130 shares of common stock (including the 1,465,130 shares previously owned and the 60,000,000 shares received to implement the debt extinguishment plan) to Oncolix (Delaware). Interim Management resigned all positions with the Company, and two officers of Oncolix (Delaware) were appointed as the sole Directors of the Company, resulting in a change in control of the Company.

As of June 30, 2017, approximately 66% of the common stock of the Company was owned by Oncolix (Delaware), and the Company was dependent on Oncolix (Delaware) to advance funds for its continuing activities. See Note 8.

During July 2017, we sold $160,000 in principal of secured notes the (“July Notes”) and warrants to acquire 3,200,000 shares of Common Stock at $0.0825 per share. The July Notes are due in February 2018 and the warrants are exercisable through July 2022. The July Notes were secured by all of the assets of the Company and by Oncolix (Delaware). As noted in the following paragraphs, the July 2017 Notes were exchanged in a subsequent debt offering in August 2017.

On August 3, 2017, pursuant to a reverse merger, the Company acquired all of the outstanding equity interest of Oncolix (Delaware) and assumed responsibility for the issuance of equity securities under options, warrants and convertible debt of Oncolix (Delaware) as described further herein (the “Merger”). See Note 8 of Condensed Notes to Financial Statements in Item 1 herein. In subsequent financial statements for periods after the closing of the Merger, Oncolix (Delaware) will be treated as the acquirer for accounting and financial reporting purposes while the Company will be treated as the acquired entity for accounting and financial reporting purposes.

In connection with the Merger and a new financing, during August 2017, all of the outstanding secured debt of Oncolix (Delaware), the July Notes and amounts due under a consulting agreement were exchanged for new Company Notes (the “August Notes”) with aggregate face amount of $1,837,522. In connection with this exchange, warrants to acquire 17,608,280 shares of Common Stock were exchanged for new warrants to acquire 24,500,290 shares of Common Stock (the “August Common Warrant”). Additionally, we sold for cash of $2,000,000 additional Notes with a face amount of $2,352,941 and August Common Warrants to acquire 31,372,547 shares of Common Stock at $0.09 per share.

We expect these funds to support our operations into 2018, and we are currently seeking financing that would fund repayment of this debt and fund operations through at least 2019. Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities or through the licensing of the products of Oncolix (Delaware). In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue, operations, or sell assets at distressed prices. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On September 28, 2017, the Company changed its name with the Secretary of State of Florida from Advanced Environmental Petroleum Producers Inc to Oncolix, Inc., reflecting the intent of the Company to continue to operate as the successor to the operations of Oncolix (Delaware).

Plan of Operation

As noted previously, as of June 30, 2017, the Company had no assets or operations and was dependent on its then-majority stockholder, Oncolix (Delaware), to fund its corporate activities. On August 3, 2017, we completed a reverse merger with Oncolix (Delaware). Our business subsequent to August 3, 2017, will primarily be focused on the development of Prolanta™, the principal product candidate of Oncolix (Delaware), and other activities consistent with being a biopharmaceutical company. For a more complete description of Oncolix (Delaware) and its financial information, see the Current Report of Form 8-K we filed with the SEC on August 11, 2017.

As previously described, we expect the proceeds of the August Notes to support our operations into 2018, and we are currently seeking financing that would fund repayment of this debt and fund operations through at least 2019. Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities or through the licensing of the products of Oncolix (Delaware). In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue, operations, or sell assets at distressed prices. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We are required to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016. The results of operations of the Company for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenue	$-	$-	$-	*
Expenses
Research and development expenses	-	-	-	*
General and administrative expenses	52,221	15,506	36,715	237%
Total operating expenses	52,221	15,506	36,715	237%
Interest expense	-	3,030	(3,030)	-100%
Net loss	$(52,221)	$(18,536)	(33,685)	182%

Loss per Common Stock share - basic and diluted	$(0.0006)	$(0.0002)	$(0.0003)	161%
Weighted average Common Stock shares outstanding - basic and diluted	93,231,633	86,484,929	6,746,704	8%

_____

*  Not Meaningful

The Company incurred no revenues or research and development expenses during the three months ended June 30, 2017 and 2016. General and administrative expenses increased by $36,715 between the periods, principally as a result of (i) $25,924 for compensation costs and $2,000 for occupancy costs charged by Oncolix (Delaware) to manage the activities of the Company during the three months ended June 30, 2017, and (ii) approximately $16,000 in legal expenses incurred in connection with the proposed Merger with Oncolix (Delaware) in the 2017 period. All of such costs were paid by Oncolix (Delaware) and are reflected as a liability of the Company as of June 30, 2017. This increase in 2017 expenses was partially offset by an approximately $11,000 decline in audit fees from 2016 to 2017. During 2016, the Company engaged a firm to conduct an audit of the proposed Peruvian asset acquisition.

Interest expense decreased from the 2016 period because of the retirement of notes through the issuance of common stock during 2016.

Net Loss and Loss per common stock share increased proportionately with the increase in general and administrative expense. The weighted average number of common shares increased because of the issuance of shares for the repayment of debt in the last half of 2016.

Comparison of Six Months Ended June 30, 2017 and 2016. The results of operations of the Company for the three months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%
Revenue	$-	$-	$-	*
Expenses
Research and development expenses	-	-	-	*
General and administrative expenses	94,021	36,095	57,926	160%
Total operating expenses	94,021	36,095	57,926	160%
Loss on extinguishment of debt	243,990	-	243,990	*
Interest expense	-	6,223	(6,223)	-100%
Net loss	$(338,011)	$(42,318)	(295,693)	699%

Loss per Common Stock share - basic and diluted	$(0.0039)	$(0.0005)	$(0.0034)	677%
Weighted average Common Stock shares outstanding - basic and diluted	87,087,322	84,746,907	2,340,415	3%

_______

*  Not Meaningful

The Company incurred no revenues or research and development expenses during the six months ended June 30, 2017 and 2016. General and administrative expenses increased by $57,926 between the periods, principally as a result of the costs related to the management of activities by Oncolix (Delaware) and costs associated with the Merger. Oncolix (Delaware) changed $25,924 for compensation costs and $2,000 for occupancy costs to manage the activities of the Company during the three months ended June 30, 2017. In addition, the Company incurred approximately $29,000 in legal expenses in connection with the proposed Merger with Oncolix (Delaware) in the 2017 period. The costs paid by Oncolix (Delaware) ($approximately $52,000) are reflected as a liability of the Company as of June 30, 2017.

Prior to the acquisition by Oncolix (Delaware) of control of the Company, Interim Management retired all outstanding debt in exchange for the issuance of common stock, resulting in a loss on extinguishment of bet of $243,990. Interest expense decreased from the 2016 period because of the retirement of notes through the issuance of common stock during 2016.

Net Loss and Loss per common stock share increased proportionately with the increase in general and administrative expense. The weighted average number of common shares increased because of the issuance of shares for the repayment of debt in the last half of 2016.

Financial Condition

As noted in “Business Overview”, as of June 30, 2017, the Company had no assets or operations and was dependent on its majority stockholder, Oncolix (Delaware) to fund its corporate costs. During July 2017, we sold $160,000 in principal of secured notes the (“July Notes”) and warrants to acquire 3,200,000 shares of Common Stock at $0.0825 per share. The July Notes are due in February 2018 and the warrants are exercisable through July 2022. The July Notes were secured by all of the assets of the Company and by Oncolix (Delaware). As noted in the following paragraphs, the July 2017 Notes were exchanged in a subsequent debt offering in August 2017.

On August 3, 2017, pursuant to a reverse merger, the Company acquired all of the outstanding equity interest of Oncolix (Delaware) and assumed responsibility for the issuance of equity securities under options, warrants and convertible debt of Oncolix (Delaware) as described further herein (the “Merger”). See Note 8 of Condensed Notes to Financial Statements in Item 1 herein. In subsequent financial statements for periods after the closing of the Merger, Oncolix (Delaware) will be treated as the acquirer for accounting and financial reporting purposes while the Company will be treated as the acquired entity for accounting and financial reporting purposes.

In connection with the Merger, during August 2017, all of the outstanding secured debt of Oncolix (Delaware), the July Notes and amounts due under a consulting agreement were exchanged for new Company Notes (the “August Notes”) with aggregate face amount of $1,837,522. In connection with this exchange, warrants to acquire 17,608,280 shares of Common Stock were exchanged for new warrants to acquire 24,500,290 shares of Common Stock (the “August Common Warrant”). Additionally, we sold for cash of $2,000,000 additional Notes with a face amount of $2,352,941 and August Common Warrants to acquire 31,372,547 shares of Common Stock at $0.09 per share.

We expect these funds to support our operations into 2018, and we are currently seeking financing that would fund repayment of this debt and fund operations through at least 2019. Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities or through the licensing of the products of Oncolix (Delaware). In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue, operations, or sell assets at distressed prices. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

The sources and uses of cash are summarized in the following table. As previously noted, the Company had no assets or operations as of June 30, 2017, and was dependent on Oncolix (Delaware) to fund its corporate activities. During March, 2017, all of the Company’s liabilities were extinguished through the issuance of common stock. Subsequent to March 31, 2017, the Company’s activities have been funded by Oncolix (Delaware), resulting in a $52,221 liability to such company as of June 30, 2017.

	Six Months Ended June 30,
	2017	2016	Change
Cash provided by (used in):
Operating activities	$(1,671)	$(4,000)	$2,329
Financing activities	-	4,000	(4,000)
Net increase (decrease) in cash	(1,671)	-	$(1,671)
Cash at beginning of period	1,671	-
Cash at end of period	$-	$-
Non-cash activities
Stock issued in extinguishment of indebtedness	$510,000	$-	$510,000

Capital Resources.

We had no material commitments for any expenditures as of June 30, 2017.

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

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Please see “Risk Factors” included in the Current Report on Form 8-Kfiled August 9, 2017 in connection with the operations of Oncolix (Delaware).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

______

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oncolix, Inc. (Registrant)

Date: October 5, 2017	By:	/s/ Michael T. Redman
Michael T. Redman
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

