Form 10-Q
period 2017-09-30
Oncolix, Inc.
filed 2017-10-23
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of October 17, 2017 was 103,878,536.

		Page

Factors Affecting Forward-Looking Statements		3

Part I. Financial Information		4

Item 1.	Financial Statements.	4
	Condensed Consolidated Balance Sheets for the periods ending September 30, 2017 and December 31, 2016 (unaudited).	5
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016 (unaudited).	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited).	7
	Notes to Condensed Consolidated Financial Statements (unaudited).	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures.	22

Part II. Other Information.		23

Item 1.	Legal Proceedings.	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item 3.	Defaults Upon Senior Securities.	23
Item 4.	Mine Safety Disclosures.	23
Item 5.	Other Information.	23
Item 6.	Exhibits.	24

Signatures		25

Factors Affecting Forward-Looking Statements

This Form 10-Q Quarterly Report (“Form 10-Q”) contains certain “forward-looking statements,” which statements involve substantial risks and uncertainties. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, in particular, risks relating to:

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

Part I. Financial Information

Item 1. Financial Statements.

The following unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Company's Current Report on Form 8-K filed with the SEC on August 9, 2017.

Oncolix, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
Current assets
Cash and cash equivalents	$1,360,588	$15,264
Prepaid services	313,089	363,089
Prepaid expenses	3,802	3,802
Total current assets	1,677,479	382,155
Deferred offering costs	-	38,687
Total assets	$1,677,479	$420,842

Current liabilities
Accounts payable and accrued expenses	$36,862	$643,473
Related party payable and accrued expenses	330,205	375,217
Convertible notes and accrued interest payable	437,390	198,547
Accounts payable to Greenville Health System and affiliates	61,935	61,935
Total current liabilities	866,392	1,279,172
Deferred compensation	1,268,013	1,268,013
Total liabilities	2,134,405	2,547,185
Commitments and contingencies
Stockholders' deficit
Common stock, $0.0001 par value; 950,000,000 shares authorized, 103,878,536 and 71,153,300 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	10,388	7,115
Series A preferred stock, $0.001 par value, 150,000,000 shares authorized, 63,038,284 and 62,138,680 shares issued and issued and outstanding at September 30, 2017 and December 31, 2016, respectively	6,304	6,214
Additional paid-in capital	20,643,466	16,840,328
Accumulated deficit	(21,117,084)	(18,980,000)
Total stockholders' deficit	(456,926)	(2,126,343)
Total liabilities and stockholders' deficit	$1,677,479	$420,842

See accompanying condensed notes to consolidated financial statements.

Oncolix, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-
Expenses
Research and development expenses	76,013	77,671	153,108	656,873
General and administrative expenses	350,303	167,891	1,144,427	440,449
Total operating expenses	426,316	245,562	1,297,535	1,097,322
Gain on extenguishment of debt	(437,184)	-	(437,184)	-
Interest expense on convertible notes	814,054	6,830	1,276,733	6,830
Net loss	$(803,186)	$(252,392)	$(2,137,084)	$(1,104,152)

Loss per common share - basic and diluted	$(0.009)	$(0.004)	$(0.027)	$(0.016)
Weighted average common shares outstanding - basic and diluted	92,190,551	71,153,300	78,302,103	71,146,439

See accompanying condensed notes to consolidated financial statements.

Oncolix, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activitities
Net loss	$(2,137,084)	$(1,104,152)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of discount on notes payable	1,122,415	6,200
Gain on extinguishment of debt	(437,184)	-
Changes in operating assets and liabilities
Prepaid and other current assets	50,000	114,556
Related party accounts payable and accrued expenses	(45,012)	438,380
Accounts payable and accrued expenses	(107,078)	163,094
Accounts payable to Greenville Health System and affiliates	-	39,024
Net cash used in operating activities	(1,553,943)	(342,898)
Cash flows from financing activities
Proceeds from exercise of stock options	1,000	1,000
Proceeds from sale of convertible notes and warrants	3,018,267	138,630
Payment of secured notes	(120,000)	-
Proceeds from sale of Series A preferred stock and warrants	-	1,470
Net cash provided by financing activities	2,899,267	141,100
Net increase (decrease) in cash and cash equivalents	1,345,324	(201,798)
Cash and cash equivalents at beginning of period	15,264	274,063
Cash and cash equivalents at end of period	$1,360,588	$72,265
Non-cash financing activities
Stock issued to pay interest and other liabilities	$56,926	$-
Stock issued on cashless exercise of warrants	$90	$-
Beneficial conversion feature of notes issued	$1,822,248	$-
Stock assumed in reverse merger	$3,177	$-
Warrants issued in debt modifications	$19,900	$-
Warrants issued to placement agent	$267,422	$-
Debt discount related to warrants issued	$1,639,005	$31,910
Interest paid in cash	$12,248	$-

See accompanying condensed notes to consolidated financial statements.

Oncolix, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Background

Basis of presentation

On April 8, 2017, Oncolix, Inc., a private Delaware corporation (“Oncolix/DE”) acquired approximately 66% of the outstanding common stock of Advanced Environmental Petroleum Producers, Inc., a Florida corporation (“AEPP”), a public entity traded on the over-the-counter market with limited or no operating activities and no indebtedness. Oncolix paid $315,000 in cash and paid a fee to an investment banker of $50,000 in connection with this transaction.

On August 3, 2017, pursuant to a reverse merger, AEPP acquired all of the outstanding equity interest of Oncolix/DE and assumed responsibility for the issuance of equity securities under Oncolix/DE’s options, warrants and convertible debt as described further herein. The merger is treated as a reverse acquisition of AEPP for financial accounting and reporting purposes. As such, Oncolix/DE is treated as the acquirer for accounting and financial reporting purposes while AEPP is treated as the acquired entity for accounting and financial reporting purposes.

Accordingly, the financial statements of AEPP for all periods prior to August 3, 2017 are those of Oncolix/DE. Because of the acquisition of a controlling interest on April 8, 2017, the financial statements of AEPP are consolidated with Oncolix/DE since April 2017. The $365,000 purchase price for stock of AEPP by Oncolix/DE is treated as an expense of the merger, and the shares of AEPP Common Stock not owned by Oncolix/DE are treated as shares outstanding subsequent to April 2017. AEPP’s assets, liabilities and results of operations for periods after April 2017 are the consolidated assets, liabilities and results of operations of AEPP and Oncolix/DE.

In the merger, each stockholder of Oncolix/DE received 20 shares of a substantially identical class of AEPP stock (Common or Series A Preferred, each with a par value of $0.0001) in exchange for each share of Oncolix/DE (par value $0.001). In addition, each option or warrant became exercisable for 20 shares of the identical class of AEPP stock for each share of Oncolix/DE, and the exercise price was adjusted by dividing the price per Oncolix/DE share by 20. The shares of AEPP Common Stock owned by Oncolix/DE were cancelled in the merger. After the merger, AEPP had 103,536,703 shares of Common Stock, $0.0001 par value, issued and outstanding, of which 71,770,200 shares were issued to the former stockholders of Oncolix/DE. In addition, AEPP had 62,138,680 shares of Series A Preferred Stock, $0.0001, issued and outstanding, all of which were owned by the former stockholders of Oncolix/DE. The financial statements for all periods have been adjusted to reflect the adjusted number of shares resulting from the exchange ratio in the merger (the 20:1 exchange ratio), effectively a stock split for accounting purposes, and the adjustment of the par value to $0.0001.

On September 27, 2017, AEPP filed an amendment with the Florida Secretary of State and changed its name to Oncolix, Inc. As used in these condensed consolidated financial statements, “We”, “Us”, “Our”, “Oncolix” or the “Company” refers to Oncolix/DE prior to April 2017 and the combined Oncolix and Oncolix/DE subsequent to such date.

These condensed consolidated financial statements are unaudited; however, in the opinion of management, these condensed statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2017. The results of operations for the three- and nine-month periods of 2017 are not necessarily indicative of the results to be expected for the full year.

Description of business

We are developing medical therapies for the treatment of cancer. The Company’s activities are focused on the development of Prolanta™ for the treatment of gynecological cancers. Oncolix is incorporated in Florida, and we commenced operations on January 24, 2007. At the commencement of our operations, certain intellectual property was transferred to us by a subsidiary of Greenville Health Corporation (collectively, “GHC”), a component unit of Greenville Health System (“GHS”) of South Carolina. Prior to the merger in August 2017, GHC was the majority stockholder of Oncolix. See Notes 3, 6 and 7.

As a clinical-stage biotechnology company, we have no revenues and must raise substantial additional capital to support the completion of our development and commercialization activities. The Company’s business is subject to significant risks and uncertainties, including the risk of failure to secure additional funding for the Company’s business.

Going concern

We have experienced negative cash flows from operations since the commencement of operations, and we expect these losses to continue into the foreseeable future as we continue the development and clinical testing of our principal product candidate, Prolanta™, and seek regulatory approval to market products. In August 2017, we completed a debt financing through the issuance of the convertible notes (the “August Notes”) that should fund operations beyond the end of 2017. See Note 5. The August Notes mature in seven installments during 2018. We are currently seeking financing that would fund repayment of this debt and fund operations through at least 2019. Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities or through the licensing of our products. In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue or curtail operations, or sell assets at distressed prices. This uncertainty raises substantial doubt about our ability to continue as a going concern, as noted in the opinion of our independent registered public accounting firm in the audited financial statements as of December 31, 2016. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentrations of risk

We have engaged a contract manufacturer to develop methods of production of Prolanta and to produce quantities necessary for our animal and human testing. Accordingly, our operations are dependent upon the manufacturer’s ability to manufacture suitable quantities of Prolanta in compliance with regulatory requirements and within acceptable timeframes, and to maintain regulatory licenses for its operations. Failure to maintain such regulatory requirements would have a material impact on our operations. We incurred contract manufacturing costs of $0 and $3,600 during the three months ended September 30, 2017 and 2016, respectively, and $7,076 and $305,098 during the nine months ended September 30, 2017 and 2016, respectively.

Financial instruments

Our financial instruments consist of cash and cash equivalents, accounts payable and notes payable. We believe that the carrying amounts of the financial instruments classified as current assets and liabilities approximate their fair values because of their short-term nature. As discussed in Note 5, certain of our notes payable have a conversion feature at a discount to future equity offerings. We evaluate the carrying value of these notes payable at the closing of any offering to determine of an adjustment is appropriate. As of September 30, 2017, no adjustments were required.

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

If substantial changes in our ownership should occur, as defined in Section 382 of the Internal Revenue Code, there could be limitations on the amount of net loss carry forwards that could be used to offset future taxable income. We believe the reverse merger on August 3, 2017, will restrict the use of accumulated tax attributes prior to such date, but this is not expected to affect our federal tax liability for the foreseeable future given the early stage of development of Prolanta. In addition, a transfer of shares held by GHC among its affiliated companies provided additional restrictions on the utilization of tax attributes.

We will recognize the impact of an uncertain tax position only if that position is more likely than not of being sustained upon examination by the taxing authority based on the technical merits of the position. We will account for interest and penalties relating to an uncertain tax position in the current period statement of operations, as necessary.

Stock-based compensation

We maintained an equity compensation plan under which incentive stock options and non-qualified stock options were granted to employees, independent members of our Board of Directors and outside consultants. The right to make grants under this plan expired on December 31, 2016, and we expect a new plan will be adopted in 2017 or 2018. We recognize stock-based compensation in accordance with ASC topic 718, “Compensation.”

Deferred compensation

The officers of the Company have voluntarily deferred the payment of certain compensation in varying amounts from 2012 through 2016, and such deferral has varied with the financial resources available to Oncolix. During 2015, these officers agreed that the deferred compensation would be paid only from the proceeds of future equity offerings or the sale of assets, and not be paid using the existing current assets of the Company. Accordingly, the cumulative unpaid compensation is included in the accompanying condensed balance sheets as a non-current liability, deferred compensation. As of September 30, 2017, and December 31, 2016, $1,268,013 is reflected as deferred compensation in the accompanying condensed balance sheets.

Recent accounting standards

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. ASU No. 2016-02 requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases of property, plant and equipment with lease terms greater than 12 months. Prior to this accounting standard, only capital leases were recognized on the balance sheet. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. This ASU must be applied using a retrospective approach upon adoption. The Company believes this ASU will not have a significant effect on its financial statements.

Rent expense

We lease administrative offices in Houston, Texas under a lease which expires on March 31, 2019. Rent expense for the three months ended September 30, 2017 and 2016 was $10,584 and $10,786, and for the nine months ended September 30, 2017 and 2016 was $31,564 and $30,677, respectively. The remaining rental obligation under the lease is $9,336 in the remainder of 2017, $40,680 in 2018 and $10,248 in 2019.

Note 3 - Stockholders’ Deficit

We have 950,000,000 authorized shares of Common Stock, $0.0001 par value, and 250,000,000 authorized shares of preferred stock, of which 150,000,000 are designated as Series A Preferred Stock, $0.0001 par value. As of September 30, 2017, 103,878,536 shares of Common Stock and 63,038,284 shares of Series A Preferred Stock were issued and outstanding. The shares of Common Stock include the 31,766,503 shares held by the remaining shareholders of Oncolix prior to our acquisition of control on April 8, 2017.

In addition, as of September 30, 2017, we have outstanding options to acquire up to 6,800,000 shares of Common Stock, warrants to acquire up to 49,477,380 shares of Series A Preferred Stock and warrants to acquire up to 64,660,120 shares of Common Stock. In addition, we may be obligated to issue an additional 14,000,000 shares of Series A Preferred Stock in exchange for future clinical research services, and we may issue an additional 55,872,837 shares of Common Stock if holders of secured notes voluntarily convert.

Series A Preferred Stock

Each share of Series A Preferred Stock is currently convertible into one share of Common Stock. This conversion ratio is subject to adjustment for certain dilutive events. If a liquidation event occurs, each share of Series A Preferred Stock is entitled to a liquidation preference of $0.075 per share, and then each share will receive distributions ratably with the Common Stock based on the then-existing conversion ratio. As of September 30, 2017, the liquidation preference of the outstanding shares of Series A Preferred Stock is $4,727,871. The holders of Series A Preferred Stock have voting rights with the Common Stock based on the then-existing conversion ratio, and also have certain separate voting rights. As long as at least 14,000,000 shares of Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock have certain protective rights to nominate a director to the Board of Directors, who shall have the right to approve certain transactions. In addition, as long as at least 14,000,000 shares of Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock have the right to vote separately as a class to approve certain amendments to the certificate of incorporation, any liquidation event, and certain issuances of capital stock. The shares of Series A Preferred Stock may be converted into Common Stock at any time, but will automatically convert upon either the written consent of the holders of the majority of such shares or the closing of a firm-commitment underwritten public offering with gross proceeds of at least $10 million.

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

Clinical research arrangements and payment in equity

During August 2011, we agreed to pay 10% of the cost of services rendered by a non-US based clinical research organization through the issuance of 333,340 shares of Common Stock at $0.15 per share. The $50,000 value of the Common Stock was recorded as a prepayment of future services. As of September 30, 2017, and December 31, 2016, the unearned portion of the value of the equity issued, $43,090, is reflected as prepaid services in the accompanying condensed balance sheets.

During January 2015, as part of a financing transaction described below, we agreed to pay the cost of services by a US-based clinical research organization through the issuance of Series A Preferred Stock and warrants to acquire Series A Preferred Stock. The $450,000 value of the initial issuance of Series A Preferred Stock was recorded as a prepayment of future services. As of September 30, 2017, and December 31, 2016, respectively, the unearned portion of the value of the equity issued reflected as a prepayment in the accompanying condensed balance sheets was $269,999 and $319,999, respectively. Additionally, the clinical research organization may perform an additional $1,050,000 in services, and receive an additional 14,000,000 shares of Series A Preferred Stock.

Texas Emerging Technology Fund Investment

The Texas Emerging Technology Fund (“TETF”), an economic development affiliate of the State of Texas, is the majority holder of the Company’s Series A Preferred Stock as of September 30, 2017 and December 31, 2016. We agreed to certain conditions related to the TETF investment, including certain representations and warranties. Our obligations to TETF generally expire on September 30, 2020. In the event that we do not maintain our principal place of business or principal executive offices in Texas, TETF may require us to repay the $3.9 million investment plus eight percent interest per annum, compounded annually, from the date of the investment, essentially as a stipulated damage or penalty, and TETF will retain its shares of Series A Preferred Stock. In the event of a breach of other conditions of the investment or representations and warranties, TETF may seek any remedies it may have in law or equity. We can terminate our obligations to TETF at any time by the repayment of the amount invested plus 8% interest calculated as described above.

Warrants to Acquire Series A Preferred Stock

As of September 30, 2017, and December 31, 2016, respectively, we have issued warrants to acquire up to 49,477,380 and 50,810,720 shares of Series A Preferred Stock (the “Preferred Warrants”). The Preferred Warrants expire if not otherwise exercised at various dates commencing on January 16, 2020 and ending May 12, 2022. The exercise price is $0.0825 per share, subject to adjustment for certain dilutive transactions. The Preferred Warrants may be exercised on a cash-less basis. During August 2017, one holder exercised on a cashless basis his warrants to acquire 2,333,340 shares and was issued 899,604 shares of Series A Preferred Stock.

Warrants to Acquire Common Stock

As of September 30, 2017, and December 31, 2016, respectively, we have issued warrants to acquire up to 64,660,121 and 0 shares of Common Stock (the “Common Warrants”). See Note 5. The Common Warrants expire if not otherwise exercised on or prior to August 3, 2022. The exercise price of Common Warrants to acquire 61,460,121 shares is $0.09 per share, and the exercise price of Common Warrants to acquire 3,200,000 shares is $0.0825per share, subject to adjustment for certain dilutive transactions. The Common Warrants may be exercised on a cash-less basis, and have anti-dilution provisions for issuances below the then-current exercise price.

2007 Stock Option Plan

The authority to make grants under the 2007 Stock Option Plan expired on December 31, 2016, and no further grants may be made. We expect to adopt a new plan in 2017. As of September 30, 2017, and December 31, 2016, options to acquire 6,800,000 and 7,200,000 shares of Common Stock, respectively were outstanding. One option to acquire 200,000 shares was forfeited in July 2017, and one option to acquire 200,000 shares was exercised for $0.005 per share in September 2017. These options are fully vested and are exercisable at an average price of approximately $0.01 per share.

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

These excluded Common Stock equivalents and other potentially dilutive securities during the three and nine months ended September 30, 2017 and 2016 included the following:

	Common-Equivalent Shares as of September 30,
	2017	2016
Series A Preferred Stock outstanding	63,038,284	62,138,160
Warrants to acquire Series A Preferred Stock	49,477,380	50,810,720
Options to acquire Common Stock	6,800,000	7,200,000
Warrants to acquire Common Stock	64,660,120	-
Shares of Series A Preferred Stock that may be issued for future clinical services	14,000,000	14,000,000
Shares issuable upon conversion of notes	55,872,837	-
	253,848,621	134,148,880

See Notes 3 and 5 for the terms of these securities.

Note 5 – Notes Payable

2016 Secured Notes

During the second half of 2016, we sold units of a 10% secured note payable (the “2016 Notes”) and a warrant to acquire shares of Series A Preferred Stock. As of December 31, 2016, we issued $200,000 in principal amount of the 2016 Notes and warrants to acquire 2,666,700 shares of Series A Preferred Stock at $0.0825 per share. The original maturities of the 2016 Notes were between March 2017 and May 2017 and the 2016 Notes secured by the assets of Oncolix. The warrants are exercisable through January 2022, and were assigned a value of $41,365 using a Black-Scholes formula, which was recorded as a discount to the notes. Upon maturity, if the noteholders were not offered an option to convert the notes into a new equity offering by the Company, the noteholder will also be entitled to receive an additional 20% of the principal amount of the 2016 Notes. The discount attributable to the value of the warrants, the 20% premium, and an additional discount related to the fees and expenses of the issuance of the 2016 Notes of $16,000 was accreted as additional interest expense over the life of the notes.

The 2016 Notes had the right to voluntarily convert into the units sold in 2017, as described in the sections below. As a result, the principal of the 2016 Notes was convertible into Common Stock at the price of $0.075 per Common share.

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

During August 2017, the balance of this debt ($120,000) was paid.

During the three months and nine months ended September 30, 2017, respectively, we recorded $3,256 and $89,222 of interest expense attributable to the 2016 Notes, of which $1,293 and $77,814 is accretion.

Sale of Convertible Notes in 2017

During 2017 we sold units consisting of a convertible promissory note (the “2017 Notes”) and a warrant to acquire shares of Common Stock at $0.0825 per share. The 2017 Notes were secured by the assets of the Company, and subordinated to the 2016 Notes. As of August 3, 2017, we had issued units for $1,185,000 in cash and the exchange for 2016 Notes, with a principal balance of $1,320,621 and warrants to acquire 17,608,280 shares of Common Stock. We paid fees to the placement agent of $103,500 in cash and were obligated to issue warrants to acquire 1,580,000 shares of Common Stock. These warrants a were assigned a value of $389,421 using a Black-Scholes formula, and these warrants were exchanged for new warrants in the August debt sale as described below. In addition, we incurred cash expenses of $93,889.

The maturity of the 2017 Notes was extended to November 2018. At maturity, if we had not offered the noteholders an option to exchange the 2017 Notes for equity securities in an offering with at least $5 million in gross proceeds, each noteholder would also receive an additional payment equal to 20% of the principal of the 2017 Note. The discount attributable to the value of the warrants, the 20% premium, and an additional discount related to the fees and expenses of the issuance of the notes of $197,389 were being accreted as additional interest expense over the life of the notes.

The 2017 Notes could also be converted by each holder into shares of Common Stock at a price of $0.075 per Common Shares.

The 2017 Notes and accrued interest were exchangeable at a discount into a new equity offering. Interest of 10% was payable quarterly in arrears, and could be paid in our Common Stock at $0.075 per share. On March 31, 2017, and June 30, 2017, we elected to pay accrued interest as of such date by issuing 178,100 and 447,400 shares of our Common Stock, respectively. Such Common Stock was issued in April 2017 and July 2017, respectively.

During August 2017, all of the 2017 Notes and related warrants were exchanged for a new series of units of convertible debt and warrants. See below.

During the three months and nine months ended September 30, 2017, respectively, we recorded $269,494 and $646,208 of interest expense attributable to the 2017 Notes, of which $256,379 and $586,810 is accretion.

Sale of July Secured Notes

During July 2017, we sold an $160,000 in principal of secured notes the (“July Notes”) and warrants to acquire 3,200,000 shares of Common Stock at $0.0825 per share. The July Notes were due in February 2018 and the warrants are exercisable through July 2022. The July Notes were secured by all of the assets of the Company and by Oncolix (Delaware). As noted in the following paragraph, the July 2017 Notes were exchanged in a subsequent debt offering in August 2017.

During the three months and nine months ended September 30, 2017, respectively, we recorded $103,914 and $103,914 of interest expense attributable to the 2017 Notes, of which $87,914 and $87,914 is accretion

August Secured Notes

On August 3, 2017, we (i) exchanged $1,561,894 of the outstanding balance of debt plus accrued under the 2017 Notes and the July Notes and amounts payable under a consulting agreement and (ii) received $2,000,000 cash for an aggregated purchase price of $3,561,894 in consideration for the issuance of a new series of secured notes (the “August Notes”) with a stated principal balance of $4,190,463. The August Notes were issued at a 15% discount as noted. In addition, holders of the 2017 Notes exchanged warrants to acquire 17,608,280 shares of Common Stock at $0.0825 per share for new Warrants to acquire Common Stock at $0.09 per share as described below. The total warrants issued were 55,872,836 shares.

These warrants to acquire Common Stock have a five-year term, cashless exercise provisions and anti-dilution protections.

We incurred cash offering costs of $277,289 in connection with the offering, including $164,800 paid to a placement agent. In addition, the placement agent surrendered its rights to receive warrants in connection with the 2017 Notes, and received warrants to acquire 5,587,284 shares at $0.09 per share. These warrants a were assigned a value of $267,422 using a Black-Scholes formula. The closing Oncolix Common Stock price on the date of issuance was $0.109, and the warrants have a five-year term. Because of the limited trading history of Oncolix Common Stock, we continue to use 40% as an estimate of volatility rather than use the historical trading activity of the pre-merger shell (with a volatility of less than 10%).

The August Notes bear interest at a rate of 10% per annum, payable quarterly on November 1, 2017, February 1, 2018, and May 1, 2018 and thereafter, on a monthly basis until maturity. The interest is payable in cash or, at the option of the Company, subject to compliance with certain strict volume and price conditions, in fully tradable Common Stock at a 25% discount to the average of the five lowest closing bid prices for the 20 trading days prior to the interest payment date. The final maturity of the 2017 Notes is November 1, 2018, but commencing on May 1, 2018 and on the first day of each month thereafter until maturity, we are required to redeem an amount of the 2017 Notes equal to 1/7th of the original principal amount, plus 10% of such monthly redemption amount as a bonus. The principal payments shall be made in cash or, subject to the satisfaction of with certain strict volume and price conditions, in Common Stock valued at a 25% discount to the average of the five lowest closing bid prices for the 20 trading days prior to the amortization date.

The August Notes are convertible at the option of the holders at a conversion price equal to the lesser of (i) $0.075 per share of Common Stock, and (ii) 75% of the 10-day average closing bid price of the Common Stock for the 10-day period prior to the effective date of the registration statement (subject to a floor of $0.0545 per share). The August Notes contain customary anti-dilution protection, including full-ratchet anti-dilution adjustments in the event of certain dilutive issuances (that adjust both price and share amounts).

In the event of a closing of an $8 million financing in connection with a change in listing of the Common Stock to Nasdaq or the NYSE, the August Notes shall be subject to mandatory conversion into Common Stock at a 30% discount to the offering price. We are required to offer to prepay in cash the aggregate principal amount of the August Notes at 120% of the principal amount thereof plus any unpaid accrued interest to the date of repayment, at maturity, on the sale of substantially all of the assets of the Company, upon a change of control, upon a qualified offering, or upon a “fundamental transaction” of the Company (such as a reverse merger); in such an event, the holders shall have the right to convert the August Notes prior to the date of any such prepayment.

The August Notes contain standard negative covenants customary for transactions of this type. The events of default are also customary for transactions of this type, including default in timely payment of principal or interest, failure to observe or perform any covenant or agreement in the note agreements, the commencement of bankruptcy or insolvency proceedings, failure to timely deliver conversion shares underlying the August Notes, failure to timely file Securities and Exchange Commission filings, and failure to satisfy certain market conditions.

On the date of issuance, the August Notes were convertible into Common Stock at $0.075 per share, or at a conversion price below the closing market price of $0.109. This “discount” is considered a beneficial conversion feature for accounting purposes. The allocation of carrying basis between the warrants issued and the notes was determined based on relative valuation. The carrying basis attributable to the warrants to acquire Common Stock is $1,194,934. The discount of the initial conversion price from market related to the beneficial conversion feature of the debt was approximately $1,822,000, and such amount was recorded as a reduction of debt and increase in Additional paid-in capital. After deducting offering costs of $544,711 (including the placement agent warrant), the initial net carrying basis of the August Notes was reduced to zero. The principal due at maturity ($4,190,463) plus the 10% bonus payable will be accreted as additional interest over the life of the notes.

During the three months and nine months ended September 30, 2017, respectively, we recorded $437,390 and $437,390 of interest expense attributable to the August Notes, of which $369,877 and $369,877 is accretion.

Given the significant conditions of default, including market conditions, all of the principal balance in the accompanying balance is classified as a current liability.

As of September 30, 2017, the carrying basis (excluding accrued interest) is comprised of:

As of September 30, 2017
Principal due at maturity, including 10% bonus	$4,609,509
Unamortized issue costs and discount	(4,239,632)
Carrying amount in the accompanying Balance Sheet	$369,877

Note 6 - Related-Party Transactions

As of September 30, 2017, GHC was the largest stockholder of the Company, and GHC is an affiliate of GHS. An affiliate of GHS is the site for clinical trial activities. Accounts payable to GHC and GHS for services approximated $61,935 at September 30, 2017 and December 31, 2016.

We have engaged clinical research firms and certain of the costs incurred have been paid or will be paid through the issuance of capital stock. See Note 3.

Note 7 - Commitments and Contingencies

Licenses

We have licensed certain manufacturing technology and will pay a royalty of up to 2% of future sales of products that utilize such technology.

Engagement of placement agent

In connection with our prior financing activities, we engaged a placement agent which received a fee based on the proceeds received by us and a warrant to acquire our Common Stock. The placement agent will also receive a fee equal to 4% of cash received by Oncolix on the exercise of the Common Warrants issued. See Notes 3 and 5.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Company’s audited annual financial statements in the Current Report on Form 8-K filed on August 9, 2017, and the unaudited interim consolidated financial statements in Item 1 of this Form 10-Q.

Basis of Presentation

On April 8, 2017, Oncolix, Inc., a private Delaware corporation (“Oncolix/DE”) acquired approximately 66% of the outstanding common stock of Advanced Environmental Petroleum Producers, Inc., a Florida corporation (“AEPP”), a public entity traded on the over the counter market with limited or no operating activities and no indebtedness. Oncolix paid $315,000 in cash and paid a fee to an investment banker of $50,000 in connection with this transaction.

On August 3, 2017, pursuant to a reverse merger, AEPP acquired all of the outstanding equity interest of Oncolix/DE and assumed responsibility for the issuance of equity securities under Oncolix/DE’s options, warrants and convertible debt as described further herein. The merger is treated as a reverse acquisition of AEPP for financial accounting and reporting purposes. As such, Oncolix/DE is treated as the acquirer for accounting and financial reporting purposes while AEPP is treated as the acquired entity for accounting and financial reporting purposes.

Accordingly, the financial statements of AEPP for all periods prior to August 3, 2017 are those of Oncolix/DE. Because of the acquisition of a controlling interest on April 8, 2017, the financial statements of AEPP are consolidated with Oncolix/DE since April 2017. The $365,000 purchase price for stock of AEPP by Oncolix/DE is treated as an expense of the merger, and the shares of AEPP Common Stock not owned by Oncolix/DE are treated as shares outstanding subsequent to April 2017. AEPP’s assets, liabilities and results of operations for periods after April 2017 are the consolidated assets, liabilities and results of operations of AEPP and Oncolix/DE.

In the merger, each stockholder of Oncolix/DE received 20 shares of a substantially identical class of AEPP stock (Common or Series A Preferred, each with a par value of $0.0001) in exchange for each share of Oncolix/DE (par value $0.001). In addition, each option or warrant became exercisable for 20 shares of the identical class of AEPP stock for each share of Oncolix/DE, and the exercise price was adjusted by dividing the price per Oncolix/DE share by 20. The shares of AEPP Common Stock owned by Oncolix/DE were cancelled in the merger. After the merger, AEPP had 103,536,703 shares of Common Stock, $0.0001 par value, issued and outstanding, of which 71,770,200 shares were issued to the former stockholders of Oncolix/DE. In addition, AEPP had 62,138,680 shares of Series A Preferred Stock, $0.0001, issued and outstanding, all of which were owned by the former stockholders of Oncolix/DE. The financial statements for all periods have been adjusted to reflect the adjusted number of shares resulting from the exchange ratio in the merger (the 20:1 exchange ratio), effectively a stock split for accounting purposes, and the adjustment of the par value to $0.0001.

On September 27, 2017, AEPP filed an amendment with the Florida Secretary of State and changed its name to Oncolix, Inc. As used in the following discussion, “We”, “Us”, “Our”, “Oncolix” or the “Company” refers to Oncolix/DE prior to April 2017 and the combined Oncolix and Oncolix/DE subsequent to such date.

Overview

We are a clinical-stage biopharmaceutical company developing medical therapies for the treatment of cancer. We commenced operations on January 24, 2007, and since 2008, our activities have been focused on the development of Prolanta™, a biological drug for the treatment of cancer. Our initial focus is ovarian cancer, and we commenced a Phase I clinical trial of Prolanta™ in the treatment of ovarian cancer after we received clearance from the FDA. We also believe that Prolanta™ may be effective in the treatment of breast, prostate and other cancers.

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

We have experienced negative cash flows from operations since the commencement of operations, and we expect these losses to continue into the foreseeable future as we continue the development and clinical testing of Prolanta and seek regulatory approval to market products. In August 2017, we completed a debt financing through the issuance of the convertible notes (the “August Notes”) that should fund operations beyond the end of 2017. See Note 5 of Condensed Notes to Consolidated Financial Statements in Item 1 herein. The August Notes mature in seven installments during 2018. We are currently seeking financing that would fund repayment of this debt and fund operations through at least 2019. Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities or through the licensing of our products. In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue or curtail operations, or sell assets at distressed prices. This uncertainty raises substantial doubt about our ability to continue as a going concern, as noted in the opinion of our independent registered public accounting firm in the audited financial statements as of December 31, 2016. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Form 10-Q.

Recent Accounting Standards

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. ASU No. 2016-02 requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases of property, plant and equipment with lease terms greater than 12 months. Prior to this accounting standard, only capital leases were recognized on the balance sheet. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. This ASU must be applied using a retrospective approach upon adoption. The Company believes this ASU will not have a significant effect on its consolidated financial statements.

Results of Operations

General. We are in the early stage of development of our product candidate, Prolanta, which will require extensive testing in humans and regulatory approvals prior to sale for medical use. To date, we have not generated any revenues from operations. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, Prolanta™ may never be successfully developed or commercialized. At September 30, 2017, Oncolix had an accumulated deficit of $21.1 million primarily as a result of expenditures for research and development and general and administrative expenses. We expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues or achieve profitability.

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

Comparison of Three Months Ended September 30, 2017 and 2016. The results of operations of the Company for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenue	$-	$-	$-	-%
Expenses
Research and development expenses	76,013	77,671	(1,658)	-2%
General and administrative expenses	350,303	167,891	182,412	109%
Total operating expenses	426,316	245,562	180,754	74%
Gain on extenguishment of debt	(437,184)	-	(437,184)	*
Interest expense on convertible notes	814,054	6,830	807,224	11819%
Net loss	$(803,186)	$(252,392)	(550,794)	218%

Loss per common share - basic and diluted	$(0.009)	$(0.004)	$(0.005)	146%
Weighted average common shares outstanding - basic and diluted	92,190,551	71,153,300

________

* Not Meaningful

Research and development expense were substantially unchanged from the three months ended September 30, 2016 to the comparable period in 2017. The 2016 amount principally consisted of $70,284 of patent costs. As the older patent filings have matured, patent costs have continually declined, and such costs in the 2017 period were $2,475. The principal component of 2017 costs was $71,413 of clinical trial related costs as we begin to prepare for the commencement of the second dosing group of the Prolanta Phase 1 trial.

General and administrative costs increased $182,412 from the three months ended September 30, 2016 to the comparable period in 2017 principally as a result of higher public entity and financing costs in 2017 versus the private company in 2017: (i) higher consulting costs in 2017 related to financing activities ($63,800), (ii) higher legal costs in 2017 related to the public activities of the Company and the merger with Oncolix/DE ($58,863), (iii) higher public relations and conference attendance costs in 2017 ($42,400), and (iv) higher audit costs ($22,257) as a result of the audits required for Oncolix/DE and the Company.

The Company recorded a gain of $437,184 in the 2017 period resulting from the partial payment of amount due to a vendor and settlement of all claims.

Interest expense in the three months ended September 30, 2017 was attributable to the notes sold in 2017 as well as the notes sold in September and November 2016. These notes were sold at substantial discounts to the amounts due at maturity, resulting in higher recorded interest expense for accretion. See Note 5 of Condensed Notes to Consolidated Financial Statements for a summary of interest expense, including accretion, by note series.

The net loss for the three months ended September 30, 2017 increased approximately $551,000, or 218%, compared to the 2016 period as a result of these offsetting effects. The gain on extinguishment of debt in 2017 was more than offset by increase in interest expense from the higher debt balances and the higher general and administrative costs associated with being a public entity. However, because of the higher number of outstanding shares of Common Stock from the merger of Oncolix/DE and Oncolix in April 2017, the net loss per Common Share only increased by $0.005 per Common share, or 146%.

Comparison of Nine Months Ended September 30, 2017 and 2016. The results of operations of the Company for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	$	%
Revenue	$-	$-	$-	-%
Expenses
Research and development expenses	153,108	656,873	(503,765)	-77%
General and administrative expenses	1,144,427	440,449	703,978	160%
Total operating expenses	1,297,535	1,097,322	200,213	18%
Gain on extenguishment of debt	(437,184)	-	(437,184)	*
Interest expense on convertible notes	1,276,733	6,830	1,269,903	18593%
Net loss	$(2,137,084)	$(1,104,152)	(1,032,932)	94%

Loss per common share - basic and diluted	$(0.027)	$(0.016)	$(0.012)	76%
Weighted average common shares outstanding - basic and diluted	78,302,103	71,146,439

________

* Not Meaningful

Research and development expense decreased $503,765 from the nine months ended September 30, 2016 to the comparable period in 2017 principally as a result of the costs of the Phase I clinical trial conducted in 2016. Manufacturing activities were conducted in late 2015 and early 2016, and subject enrollment, treatment and monitoring occurred in the first half of 2016. Patent costs declined $105,355 from 2016 to 2017 as older patent filings have matured, resulting in fewer activities in 2017. Manufacturing-related costs declined from $306,298 in 2016 to $12,726 in 2017 because of the manufacturing of drug lots in 2016 for the Phase I clinical trial. Clinical trial-related costs decreased $95,606 from 2016 to 2017 because of the enrollment and dosing of subjects in 2016, which has not yet commenced in 2017.

General and administrative costs increased $703,978 from the nine months ended September 30, 2016 to the comparable period in 2017 principally as a result of higher public entity and financing costs in 2017 versus the private company in 2017: (i) audit costs increase $59,519, (ii) consulting costs related to financing activities increased $63,800, (iii) legal costs related to the merger with Oncolix/DE and public activities increased $157,863, (iv) public relations and attendance at conferences increased $49,640, and (vi) the costs of Oncolix/DE to acquire a controlling interest in Oncolix, $365,000, was expensed as a merger cost.

The Company recorded a gain of $437,184 in the 2017 period resulting from the partial payment of amount due to a vendor and settlement of all claims.

Interest expense in the nine months ended September 30, 2017 was attributable to the notes sold in 2017 as well as the notes sold in September and November 2016. These notes were sold at substantial discounts to the amounts due at maturity, resulting in higher recorded interest expense for accretion. See Note 5 of Condensed Notes to Consolidated Financial Statements for a summary of interest expense, including accretion, by note series.

The net loss for the nine months ended September 30, 2017 increased approximately $1,033,000, or 94%, compared to the 2016 period as a result of these offsetting effects. The gain on extinguishment of debt in 2017 was more than offset by increase in interest expense from the higher debt balances and the higher general and administrative costs associated with being a public entity. However, because of the higher number of outstanding shares of Common Stock from the merger of Oncolix/DE and Oncolix in April 2017, the net loss per Common Share only increased by $0.012 per Common share, or 76%.

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

As of September 30, 2017, we had cash of approximately $1,361,000 and secured notes payable (the August Notes) with a balance due at maturity of approximately $4,610,000. In addition, we have liabilities to third parties and related parties totaling approximately $429,000 and deferred compensation to our employees of approximately $1,268,000 as of September 30, 2017.

We believe our cash resources will fund our operations into 2018, but also requires repayment in the event the holders do not convert the August Notes into Common Stock. According, the August Notes provide short-term liquidity but require us to raise additional funds promptly.

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

The following table shows a summary of the Company’s cash flows for the periods presented.

	Nine Months Ended
	September 30,
	2017	2016	Change
Net cash used in operating activities	$(1,559,366)	$(342,898)	$(1,216,468)
Net cash provided by financing activities	2,904,690	141,100	2,763,590
Net increase (decrease) in cash and cash equivalents	1,345,324	(201,798)	1,547,122
Cash and cash equivalents at beginning of period	15,264	274,063
Cash and cash equivalents at end of period	$1,360,588	$72,265
Non-cash financing activities
Stock issued to pay interest and other liabilities	$56,926	$-	56,926
Stock issued on cashless exercise of warrants	$90	$-	90
Beneficial conversion feature of notes issued	$1,822,248	$-	1,822,248
Stock assumed in reverse merger	$3,177	$-	3,177
Warrants issued in debt modifications	$19,900	$-	19,900
Warrants issued to placement agent	$267,422	$-	267,422
Debt discount related to warrants issued	$1,639,005	$31,910	1,607,095
Interest paid in cash	$12,248	$-	12,248

Cash used in operating activities increased approximately $1,216,000 from the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2017, reflecting the increased cash resources available to the Company in 2017. During the 2016 period, the Company was conducting its Phase I clinical trial and incurred higher research and development expenses. However, a substantial portion of these costs were not paid during the period, resulting in an approximately $473,000 increase in accounts payable and amounts payable to related parties during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, Oncolix received proceeds from the sale of units of a secured note and warrants, and these proceeds were used to fund current activities. As a result, expenses were funded by cash and there was no significant change in accounts payable and amounts payable to related parties during this period, except for the extinguishment of approximately $537,000 of indebtedness to a vendor for a payment of $100,000. During this period, we acquired control of a public shell for $365,000. As a result of the merger, these costs were expensed as acquisition costs, and additional accounting and legal costs were incurred, increasing the cash used by operating activities in this period.

Cash provided by financing activities increased approximately $2,764,000 from the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2017. During the 2017 period Oncolix sold units of secured promissory notes (the 2017 Notes, the July Notes and the August Notes in conjunction with warrant to acquire Common Stock. These cash proceeds were used to fund ongoing activities as described above, with no significant increase in liabilities.

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

Net Operating Loss Tax Carry-Forwards

As of December 31, 2016, Oncolix/DE had net operating loss carryforwards of approximately $8.4 million and an Orphan Drug Tax Credit carryforward of approximately $0.4 million, but the utilization of such amounts has been severely limited by the merger in 2017 and other changes in ownership. The amount of such carryforwards as of September 30, 2017 has not been determined, but the utilization is also similarly limited. In addition, we have deferred the deduction of approximately $6.9 million in research and administrative costs as of December 31, 2016, and these may be deducted in future federal tax returns.

Current federal tax laws include substantial restrictions on the utilization of net operating loss and tax credits in the event of a change in the ownership, as such term is defined in the federal tax code. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. Our principal stockholder, GHC effected a reorganization that is expected result in a change in ownership that would restrict our ability to utilize our prior accumulated tax benefits, but we do not expect such reorganization to have a significant effect on our operations.

At December 31, 2016 and September 30, 2017, we recorded a 100% valuation allowance against our deferred tax assets as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

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

With respect to the period ending September 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2017, the Company’s management, including its Principal Executive/Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management was dominated by two individuals during the three-month period ended September 30, 2017, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unless otherwise indicated below, the following securities were offered and sold to an officer and consultant in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D (“Regulation D”) promulgated under the Securities Act.

Name of Security Holder	Securities Received	Date Securities Sold	Consideration ($)
J. Donald Payne	200,000 shares	September 26, 2017	1,000
Puritan Capital	133,333 shares	September 11, 2017	Services rendered

The Common Stock sold to Mr. Payne was pursuant to the exercise of a stock option granted in 2011 by Oncolix/DE.

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

________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oncolix, Inc. (Registrant)

Date: October 20, 2017	By:	/s/ Michael T. Redman
Michael T. Redman
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

