Form 10-Q/A
period 2017-09-30
Oncolix, Inc.
filed 2017-11-24
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of November 22 , 2017 was 103,878,536.

EXPLANATORY NOTE

This amendment to Form 10-Q for the period ended September 30, 2017, provides additional disclosures related to the accounting treatment of the convertible notes and related warrants to acquire Common Stock issued in August 2017. See Notes 3 and 5 of Notes to Condensed Consolidated Financial Statements in Item 1 herein.

		Page

Factors Affecting Forward-Looking Statements		4

Part I. Financial Information		5

Item 1.	Financial Statements.	5
	Condensed Consolidated Balance Sheets for the periods ending September 30, 2017 and December 31, 2016 (unaudited).	6
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016 (unaudited).	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited).	8
	Notes to Condensed Consolidated Financial Statements (unaudited).	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures.	23

Part II. Other Information.		24

Item 1.	Legal Proceedings.	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 3.	Defaults Upon Senior Securities.	24
Item 4.	Mine Safety Disclosures.	24
Item 5.	Other Information.	24
Item 6.	Exhibits.	25

Signatures		26

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

For additional discussion of such risks, uncertainties and assumptions, see "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this Form 10-Q and “Risk Factors” included in the Current Report on Form 8-K filed with the SEC on August 9, 2017, as subsequently amended . We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

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

During July 2017, the FASB issued ASU 2017-11, which addresses certain provisions regarding the determination of whether financial instruments are derivatives. Early adoption by the Company was permitted, and retrospective treatment was required. There was no retrospective effect related to the Company’s early adoption, but the accounting treatment of the notes and warrants issued in August 2017 was affected. See Notes 3 and 5.

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

Warrants to Acquire Common Stock

As of September 30, 2017, and December 31, 2016, respectively, we have issued warrants to acquire up to 64,660,121 and 0 shares of Common Stock (the “Common Warrants”). See Note 5. The Common Warrants expire if not otherwise exercised on or prior to August 3, 2022. The exercise price of Common Warrants to acquire 61,460,121 shares is $0.09 per share, and the exercise price of Common Warrants to acquire 3,200,000 shares is $0.0825 per share, subject to adjustment for certain dilutive transactions. The Common Warrants may be exercised on a cash-less basis, and have anti-dilution provisions for issuances below the then-current exercise price. These “down round” protections do not prevent the warrants being linked to our Common Stock under the provisions of ASU 2017-11, and the warrants are settleable only for Common Stock. Accordingly, the warrants are not treated as a derivative in the accompanying financial statements.

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

The feature of the August Notes allowing conversion into Common Stock was not bifurcated and treated separately as a derivative in the financial statements. This conversion feature, which includes “down round” protection to the noteholders, is considered linked to our Common Stock under the guidance of ASU 2017-11, which was early-adopted by the Company. This conversion feature is considered settleable only for Common Stock, and would be classified as equity if bifurcated from the August Notes. Similarly, the related warrants are also considered linked to our Common Stock under the provisions of ASU 2017-11, and are settleable only for Common Stock. Accordingly, the warrants are not accounted for as a derivative.

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

During July 2017, the FASB issued ASU 2017-11, which addresses certain provisions regarding the determination of whether financial instruments are derivatives. Early adoption by the Company was permitted, and retrospective treatment was required. There was no retrospective effect related to the Company’s early adoption, but the accounting treatment of the notes and warrants issued in August 2017 was affected. See Notes 3 and 5 of Notes to Condensed Consolidated Financial Statements in Item 1.

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

Oncolix, Inc. (Registrant)

Date: November 24 , 2017	By:	/s/ Michael T. Redman
Michael T. Redman
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

