Form 10-K
period 2017-12-31
Oncolix, Inc.
filed 2018-03-14
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 ☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission file number 333-192405

Oncolix, Inc.
(Exact Name of Registrant as specified in its charter)

Florida	46-3046340
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

14405 Walters Road, Ste 780 Houston, Texas 77014	77014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 281-402-3167

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,241,374.

Note. - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the issuer’s Common Stock, $0.0001 par value, as of March 14, 2018 was 104,477,936.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE

Oncolix, Inc.

Annual Report on Form 10-K

For Year Ended December 31, 2017

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains certain “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. These statements relate to future events or future financial performance of the Company including, among others, (i) completion of our Phase I and future clinical trials, (ii) anticipated trends in the Company’s financial condition and results of operations, (iii) financial projections contained herein, (iv) the possible and actual results of the Company’s efforts to obtain and maintain various approvals from the FDA relating to its products, (v) the Company’s business strategy for, among other things, testing, developing, producing, distributing and in the future possibly selling and/or leasing its product candidates and its other proposed products, and (vi) the Company’s plans regarding its financing activities and its ability to continue operations and repay or refinance its indebtedness. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions.

Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to, those set forth under “Risk Factors”, including, among others following:

•	failure to complete our Phase I clinical trials, or any other clinical trials;

•	failure to obtain FDA approval;

•	failure to commercially sell the Company’s product at all or in quantities or at prices necessary to achieve profitability;

•	the early stage of development of our product candidate Prolanta™;

•	the timing, cost or results of our clinical trials;

•	our need for substantial additional funds and uncertainties regarding our ability to raise such funds on acceptable terms, if at all;

•	our ability to make arrangements to repay indebtedness, and the possible loss of assets or our ability to operate if we are unable to do so on acceptable terms;

•	uncertainties relating to patent and intellectual property matters;

•	our dependence on third parties, including our contract manufacturer, clinical research organizations, and consultants;

•	changes in, and uncertainty in decision-making involving, governmental authorities including the FDA and its regulations and requirements;

•	changes in the Company’s business strategy or an inability to execute its strategy due to lack of capital or unanticipated changes in the industries in which it proposes to operate; and

•	various competitive factors that may prevent the Company from competing successfully in the marketplace.

Should any of these risks or uncertainties materialize (in whole or in part), or should any of assumptions prove incorrect, actual results may differ materially from those included within these forward-looking statements. Except as may be required under applicable securities laws, the Company undertakes no obligation to update or publicly release the result of any revision to these forward-looking statements to reflect events or circumstances occurring after the date they are made or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Background

Oncolix, Inc. was incorporated in the State of Florida in June 2013. During September 2017, the name of the corporation was changed from Advanced Environmental Petroleum Producers, Inc. (“AEPP”) to Oncolix, Inc. in connection with the reorganization described in the following paragraph.

On April 8, 2017, Oncolix, Inc., a private Delaware corporation (“Oncolix/DE”) acquired approximately 66% of the outstanding common stock of AEPP, a public Florida corporation traded on the OTC Pink with limited or no operating activities and no indebtedness. Oncolix/DE paid $315,000 in cash to a controlling shareholder of AEPP and also paid a fee to an investment banker of $50,000 in connection with this transaction. On August 3, 2017, AEPP Merger Sub, Inc., a wholly-owned subsidiary of AEPP (“Merger Sub”), merged with Oncolix/DE, and AEPP assumed responsibility for the issuance of equity securities in exchange for the equity securities of Oncolix/DE (“Merger”). On September 28, 2017, AEPP filed an amendment with the Florida Secretary of State and changed its name to Oncolix, Inc.

The Merger was treated as a reverse acquisition of AEPP (subsequently renamed Oncolix, Inc. as noted above) by Oncolix/DE for financial accounting and reporting purposes. As such, Oncolix/DE is treated as the acquirer for accounting and financial reporting purposes while AEPP is treated as the acquired entity for accounting and financial reporting purposes. Accordingly, the financial statements included in this Form 10-K for all periods prior to August 3, 2017 are those of Oncolix/DE. Because of the acquisition of a controlling interest on April 8, 2017, the financial statements of AEPP have been consolidated with Oncolix/DE since April 2017. AEPP’s assets, liabilities and results of operations for periods after April 2017 are the consolidated assets, liabilities and results of operations of Oncolix, Inc. and its wholly owned subsidiary Oncolix/DE.

Oncolix/DE commenced operations on January 24, 2007. At its formation, certain intellectual property was transferred to Oncolix/DE by a subsidiary of Greenville Health Corporation (collectively, “GHC”), a component unit of Greenville Health System (“GHS”), a hospital system in South Carolina.

As used in this Annual Report on Form 10-K (“Form 10-K), “we”, “us”, “our”, “Oncolix,” or the “Company” refers to Oncolix, Inc., the Registrant, unless otherwise noted. “AEPP” or “Oncolix/DE” refer to the separate activities of such entities prior to the Merger.

Overview

We are a clinical-stage biopharmaceutical company developing medical therapies for the treatment of cancer. We currently own issued or pending patent applications related to the use of Prolanta™, a recombinant protein analogue of human prolactin that is designed to bind to the prolactin receptor on human cells. The human hormone prolactin is associated with various cancers, including ovarian, breast, uterine and prostate. We have developed a drug Prolanta™ that is designed to block the effect of human prolactin in cancers, either as a stand-alone therapy or in combination with other drugs, by blocking the effect of human prolactin. We believe ProlantaTM may also affect the cellular mechanisms that assist cancer cells to develop resistance to chemotherapy.

Our initial focus is the development, clinical testing and commercialization of Prolanta™ for the treatment of ovarian cancer. The US Food and Drug Administration (“FDA”) has provided us with clearance to commence a Phase 1 clinical trial of Prolanta™ in the treatment of ovarian cancer, and we have dosed three subjects in the first phase of this clinical trial. We chose ovarian cancer as the first human application of Prolanta™ because of the significant unmet medical need as well as favorable regulatory status. Because of the size of the US market, the FDA has granted Prolanta™ status as an Orphan Drug, providing potential tax benefits and market exclusivity for the Prolanta™ molecule. We intend to apply for Orphan designation in the European Union and in Japan.

If we successfully complete the Phase 1 study, we will seek regulatory clearance by the FDA to conduct additional clinical trials in larger numbers of ovarian cancer patients to establish safety and efficacy. We expect that at least two clinical studies will be required, and possibly more, to establish the efficacy and safety of Prolanta™ in sufficient numbers of ovarian cancer patients in order to seek approval to market Prolanta™ for this cancer. The design of these studies will be finalized after the completion of the Phase 1 study and after consultation with the FDA, but we currently believe we will first evaluate the use of Prolanta™ in combination with other chemotherapy drugs such as platinum-based drugs and taxanes. Our scientific collaborators have tested Prolanta™ in cell lines and xenograft (human cells grown in mice) models, and we believe that Prolanta™ may be synergistic with these other therapies, allowing a broader market opportunity. However, there can be no assurance that cell line and animal tests will have equivalent results in clinical trials. We intend to seek a distribution partner to market Prolanta™, but may develop our own sales force in the event we cannot make suitable arrangements.

Depending on the availability of resources, we also intend to evaluate Prolanta™ for the treatment of other cancers. These studies may be performed in collaboration with larger pharmaceutical companies, either through licenses or joint ventures. Our scientific collaborators have demonstrated in animal models the efficacy of Prolanta™ in treating breast cancer, and we intend to engage academic collaborators to develop data for the treatment of other cancer types.

We may also consider in-licensing or acquiring other drug candidates, preferably in oncology. We operate with a small staff of employees and key consultants and have utilized contractors for certain operations. We do not intend to develop the infrastructure or acquire the facilities necessary to manufacture Prolanta™, and instead we plan to utilize contract manufacturers. We also plan to utilize contract research organizations to assist us in conducting clinical trials. We intend to employ additional administrative and clinical personnel as necessary to conduct our clinical trials and commercialize Prolanta™.

Recent Developments

Acquisition of Oncolix

On August 3, 2017, the Company closed the Merger and a total of 71,770,200 shares of Company Common Stock were issued to the former common stock holders of Oncolix/DE and 62,138,680 shares of Company Series A Preferred Stock were issued to the former series A preferred stock holders of Oncolix/DE. Each share of Series A Preferred Stock issued by the Company is convertible currently into approximately 1.0608 shares of Company Common Stock, has voting rights, a liquidation preference, and other customary rights and preferences. As a result of the Merger, the shares of Company Common Stock owned by Oncolix were cancelled. In addition, pursuant to the Merger, all outstanding options and warrants to acquire Oncolix/DE common stock and Series A Preferred Stock were converted into the right to acquire or convert into Company Common Stock or Company Series A Preferred Stock. As of December 31, 2017, there are 104,477,936 shares of Company Common Stock issued and outstanding and 63,038,284 shares of Series A Preferred Stock issued and outstanding that are convertible into 66,871,012 shares of Company Common Stock.

As discussed in “Background”, the Merger was treated as a reverse acquisition of AEPP, a public shell company, by Oncolix/DE for financial accounting and reporting purposes. As such, Oncolix/DE is treated as the acquirer for accounting and financial reporting purposes while AEPP is treated as the acquired entity for accounting and financial reporting purposes. Further, as a result, the financial statements for periods prior to the Merger that will be reflected in this filing and the Company’s future financial statements filed with the United States Securities and Exchange Commission (“SEC”) will be those of Oncolix/DE.

Change of Name from AEPP to Oncolix, Inc.

On September 29, 2017, the Secretary of State of Florida approved an amendment to AEPP’s articles of incorporation to change its name to Oncolix, Inc.

Debt and Warrant Financing

On August 3, 2017, we entered into agreements with investors in connection with a $4,190,463 convertible debt and warrant financing (the “Units”). Such investment was effected through the issuance and sale of Units of Convertible Notes and Warrants for (i) $2,000,000 in cash for Convertible Notes in the principal amount of $2,352,941 and Warrants to acquire 31,372,547 shares of our Common Stock (the “Cash Offering”) and (ii) (A) the exchange of outstanding secured notes, related accrued interest and amounts payable under a consulting agreement in the amount of $1,561,894 and warrants to acquire 17,608,280 shares of Common Stock (formerly Oncolix warrants prior to being assumed by the Company in the Merger) issued by Oncolix/DE to existing noteholders (“Existing Investors”), for (B) the issuance and sale of Units of Convertible Notes issued by the Company in the aggregate principal amount of $1,837,522 and Warrants to acquire 24,500,290 shares of Common Stock (the “Exchange Offering” and collectively with the Cash Offering, referred to as the “Unit Offering). The investors in the Unit Offering are collectively referred to as “Purchasers”. In addition, Warrants to acquire an additional 3,200,000 shares of Company Common Stock were issued in July 2017 in connection with debt exchanged in August 2017, are held by a Purchaser and included in Warrants herein.

The Unit Offering is documented with the Purchasers pursuant to the following: (i) a Securities Purchase Agreement, dated August 3, 2017, by and among AEPP, Purchasers and Oncolix (the “Purchase Agreement”); (ii) 10% Senior Secured Convertible Notes of AEPP issued in favor of the Purchasers (the “Convertible Notes”); (iii) a Registration Rights Agreement, dated August 3, 2017, by and between AEPP and the Purchasers (the “Registration Rights Agreement”); (iv) a Security Agreement, dated August 3, 2017, by and among AEPP, Oncolix and Purchasers (the “Security Agreement”); (v) an IP Security Agreement, dated August 3, 2017, by and among AEPP, Oncolix and the collateral agent of the Unit Offering (the “IP Security Agreement”); (vi) five-year warrants to purchase AEPP Common Stock dated August 3, 2017, issued by AEPP to the Purchasers (“Warrants”); (vii) a Lock-Up Agreement, dated August 3, 2017, by and among AEPP, Oncolix and certain existing equity holders (the “Lock-Up Agreement”); and (viii) a Subsidiary Guarantee, dated August 3, 2017, by and between Oncolix and Purchasers (the “Guarantee” and collectively with the Purchase Agreement, Convertible Notes, Registration Rights Agreement, Security Agreement, IP Security Agreement, Warrants and Lock-Up Agreement, the “Transaction Documents”), pursuant to which AEPP issued and sold the Convertible Notes and the Warrants to the Purchasers pursuant to the Transaction Documents.

Convertible Notes

Pursuant to the Purchase Agreement, the Company issued Convertible Notes to the Purchasers in an aggregate principal amount of $4,190,463 for a purchase price of $3,561,894, consisting of gross cash proceeds of $2,000,000 and the exchange of existing convertible debt, related accrued interest, and amounts payable under a consulting agreement of Oncolix totaling $1,561,894. The Convertible Notes were issued at a 15% discount.

The Convertible Notes bear interest at a rate of 10% per annum, payable quarterly on November 1, 2017, February 1, 2018, and May 1, 2018 and thereafter, on a monthly basis until maturity. The interest is payable in cash or, at the option of the Company, subject to compliance with Equity Conditions (as defined below), in fully tradable Company Common Stock at the lesser of the then conversion price or a 25% discount to the average of the five lowest closing bid prices for the twenty trading days prior to the interest payment date. The final maturity of the Convertible Notes is November 1, 2018, but commencing on May 1, 2018 and on the first day of each month thereafter until maturity, we are required to redeem an amount of the Convertible Notes equal to 1/7th of the original principal amount, plus 10% of such monthly redemption amount as a bonus. The principal payments shall be made in cash or, subject to the satisfaction of Equity Conditions, in our Common Stock valued at the lesser of the then conversion price or a 25% discount to the average of the five lowest closing bid prices for the twenty trading days prior to the amortization date.

The Convertible Notes are convertible at the option of the Purchasers at a conversion price equal to $0.0545. Assuming that all of the principal amount of $4,190,463 and related accrued interest payable after December 31, 2017 on the Convertible Notes are converted into shares of Common Stock at $0.0545 per share, an aggregate of 82,719,997 shares would be issuable. The Convertible Notes contain customary anti-dilution protection, including full-ratchet anti-dilution adjustments in the event of certain dilutive issuances (that adjust both conversion price and share amounts to be issued upon conversion).

In the event of a closing of an $8 million financing in connection with a change in listing of our Common Stock to Nasdaq or the NYSE, the Convertible Notes shall be subject to mandatory conversion into our Common Stock at a 30% discount to the offering price.

We shall be required to offer to prepay in cash the aggregate principal amount of the Convertible Notes at 120% of the principal amount thereof plus any unpaid accrued interest to the date of repayment, at maturity, on the sale of substantially all of our assets, upon a change of control, upon a qualified offering, or upon a “fundamental transaction” (tender offer, reclassification, sale of substantially all assets and merger); in such an event, the Purchasers shall have the right to convert the Convertible Notes prior to the date of any such prepayment.

The Convertible Notes contain standard negative covenants customary for transactions of this type. The events of default are also customary for transactions of this type, including default in timely payment of principal or interest, failure to observe or perform any covenant or agreement contained in the Convertible Note and Transaction Documents (including the Registration Rights Agreement), the commencement of bankruptcy or insolvency proceedings, failure to timely deliver conversion shares underlying the Convertible Notes, failure to timely file Exchange Act filings, and failure to satisfy certain Equity Conditions.

Equity Conditions mean, during the period in question, (a) the Company shall have duly honored all conversions and redemptions of the Convertible Notes, (b) we shall have complied with all conversion and other provisions of the Convertible Notes and shall have paid all liquidated damages and other amounts owing in respect of this Convertible Note, (c)(A) there is an effective registration statement pursuant to which the holder is permitted to utilize the prospectus thereunder to resell at least the number of shares of Common Stock issuable pursuant to the Transaction Documents at such time or (B) all of the underlying shares may be resold pursuant to Rule 144 without volume or manner-of-sale restrictions or current public information requirements, (d) our Common Stock is trading on a trading market, (e) there is a sufficient number of authorized but unissued and otherwise unreserved shares of our Common Stock for the issuance of five times all of the shares issuable pursuant to the Convertible Notes and Warrants, (f) there is no existing event of default or no existing event which, with the passage of time or the giving of notice, would constitute an event of default, (g) the issuance of the shares in question would not violate the beneficial ownership limitations in the Transaction Documents, (h) there has been no public announcement of a pending or proposed fundamental transaction or change of control transaction that has not been consummated, (i) the holder is not in possession of any information provided by the Company that constitutes, or may constitute, material non-public information, (j) our Common Stock is DWAC eligible and not subject to a DTC “chill;” and (k) for each trading day in a period of 10 consecutive trading days prior to the applicable date in question (A) the daily dollar trading volume for our Common Stock on the principal trading market exceeds $75,000 per trading day and (B) the weighted average stock price for our Common Stock on the principal trading market is above 50% of the closing stock price on August 3, 2017 (as adjusted for all stock splits stock dividends, stock combinations, reclassifications and other transactions).

We have the right at any time to redeem all, but not less than all, of the total outstanding amount of principal amount then remaining under the Convertible Notes at a price equal to 120% of such principal amount.

Warrants

In connection with the Purchase Agreement, the Company issued the Purchasers five-year Warrants to purchase an aggregate of 55,872,837 shares of our Common Stock at a purchase price of $0.09 per share, exercisable for cash or on a cashless basis. In addition, in connection with the debt incurred in July 2017 a five-year Warrants to acquire 3,200,000 shares of our Common Stock at a purchase price of $0.0825 per share, exercisable for cash or on a cashless basis, was issued. This July 2017 debt was also converted in the Exchange Offering and is included in the Warrants described herein. The Warrants contain customary anti-dilution provisions, including full-ratchet anti-dilution adjustments in the event of certain dilutive issuances (that adjust both exercise price and share amounts to be issued upon exercise).

Security Agreements and Guarantee

In connection with the issuance of the Convertible Notes, the Company and its wholly-owned subsidiary Oncolix/DE pledged substantially all of their assets as security and collateral for the Convertible Notes, including all intellectual property of Oncolix/DE and the shares of capital stock of Oncolix/DE owned by the Company. Additionally, Oncolix/DE guaranteed the obligations of the Convertible Notes.

Registration Rights Agreement

In connection with the execution of the Purchase Agreement, the Company and the Purchasers also entered into the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company has agreed to file an initial registration statement (“Initial Registration Statement”) with the SEC to register, subject to reduction in accordance with Rule 415 of the Securities Act, the resale of all shares of Common Stock issuable under conversion of the Convertible Notes and upon exercise of the Warrants and any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing (the “Registrable Shares”) on or prior to September 2, 2017, and have it declared effective at the earlier of (i) the 120th calendar day after August 3, 2017 and (ii) the 5th business day after the date the Company is notified by the SEC that the registration statement will not be subject to further review. The Initial Registration Statement registered the resale of 42,615,928 shares of Common Stock by certain security holders and was declared effective by the SEC on November 30, 2017. Of the 42,615,928 shares of Common Stock, the resale of which was registered in the Initial Registration Statement, (i) 25,435,582 shares are issuable upon conversion of a principal amount of $1,288,526 of the Convertible Notes, including accrued interest associated therewith, and (ii) 17,180,346 shares of Common Stock are issuable upon exercise of certain Warrants.

The Company also agreed to file additional registration statements to cover all of the Registrable Securities that are not covered by the Initial Registration Statement on or prior to 30 days following the date the Company first knows that such additional registration statement is required to be filed (the “Additional Registration Statements”) and have it declared effective no later than the earlier of (i) the 60th calendar day following the date the Company first knows that it is required to file such Additional Registration Statement and (ii) the 5th business day after the date the Company is notified by the SEC that the registration statement will not be reviewed or will not be subject to further review. The Company has filed an Additional Registration Statement for the resale of 8,900,000 shares of Common Stock which was declared effective by the SEC on February 8, 2018.

If (i) the Initial Registration Statement is not declared effective on or before the 120th calendar day following the date of the Purchase Agreement, (ii) any Additional Registration Statement is not declared effective on or before its effectiveness deadline, or (iii) any registration statement is declared effective by the SEC but shall thereafter cease to be effective for a period of time of 10 consecutive calendar days but not more than an aggregate of 15 calendar days in any one 12-month period (each such event, a “Non-Registration Event”), then the Company shall deliver to the Purchasers, as liquidated damages, an amount equal to ten percent of the outstanding principal amount of the Convertible Notes then held by the Purchasers for the first 30 days (or part thereof) and after such 30 days, an additional 10% of the outstanding principal amount of the Convertible Notes for a subsequent 30-day period (or part thereof); provided that the maximum amount of liquidated damages shall not exceed 18% of the aggregate outstanding principal amount of the Convertible Notes. The Company may pay the liquidated damages in cash or through the issuance of shares of Common Stock (valued at 75% of the average of the five lowest closing bid prices for the twenty consecutive trading days prior to the Non-Registration Event) provided the Equity Conditions are met. In addition, if there is not an effective registration statement covering all the Registrable Securities and the Company elects to register the issuance or resale of other Company securities, the Company is required to include such Registrable Securities in such registration statement filed with the SEC.

As described in the preceding paragraphs, certain shares were not registered as of December 31, 2017. The Company believes no liquidated damages have accrued with respect to these unregistered shares. For the benefit of the holders of the Convertible Notes, the Company has filed and will continue to file registration statements to seek to register the resale of these shares. While the Company believes no damages have accrued as of December 31, 2017, certain holders of Convertible Notes have verbally asserted that damages do accrue under the agreements. As of December 31, 2017, such amount claimed by the holders equals 18% of the related Convertible Notes, or $522,349, and accrued interest at 24% per annum of $6,068. Interest would continue to accrue until paid. This potential liability is not recorded in the accompanying financial statements because the Company believes no damages are due as of December 31, 2017. However, depending on the timing of future registration statements, future damages may accrue.

The Company also agreed, among other things, to indemnify the Purchasers from certain liabilities and fees and expenses of the Purchasers incident to the Company’s obligations under the Registration Rights Agreement, including certain liabilities under the Securities Act. The Purchasers have agreed to indemnify and hold harmless the Company and each of its directors, officers and persons who control the Company against certain liabilities that may be based upon written information furnished by the Purchasers to the Company for inclusion in a registration statement pursuant to the Registration Rights Agreement, including certain liabilities under the Securities Act.

Other Terms

The Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. Additionally, the Purchase Agreement provides for (i) liquidated damages in the event of the failure to timely (A) deliver our Common Stock upon conversion of the Notes or issuance of shares upon exercise of Warrants and (B) remove restrictive legends, (ii) a right to participate in future financings, (iii) a most-favored nation’s right with respect to future financings, and (iv) certain “down-round” protection. The Purchase Agreement also provides for indemnification of the Purchasers and its affiliates in the event that the Purchasers incur losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to the Company’s breach of any of its representations, warranties or covenants under the Purchase Agreement.

The officers and directors of the Company at the Merger Date, Michael T. Redman and J. Donald Payne, as well as Health Science Center LLC (“HSC”), successor in interest to GHC Research Development Corporation (“GHC”), agreed for a period of fifteen months from August 3, 2017, not to sell, assign or otherwise transfer any of their shares of our Common Stock or our Series A Preferred Stock.

At no time will the Purchasers be entitled to convert any portion of the Convertible Notes or exercise any portion of the Warrants, to the extent that after such conversion and/or exercise, the Purchasers (together with their affiliates) would beneficially own more than 4.99% of the outstanding shares of our Common Stock as of such date, which limit may be increased to 9.99% at the election of the Purchasers but no greater than 9.99%.

Summary of Our Business Strategy

We are a clinical-stage biopharmaceutical company developing medical therapies for the treatment of cancer. The human hormone prolactin is associated with various cancers, including ovarian, breast, uterine and prostate. We have developed a drug Prolanta™ that is designed to block the effect of human prolactin in cancers, either as a stand-alone therapy or in combination with other drugs, by blocking the effect of human prolactin. We believe Prolanta™ may also affect the cellular mechanisms that assist cancer cells to develop resistance to chemotherapy.

Our initial focus is the development, clinical testing and commercialization of Prolanta™ for the treatment of ovarian cancer. The FDA has provided us with clearance to commence a Phase I clinical trial of Prolanta™ in the treatment of ovarian cancer, and we have dosed three subjects in the first phase of this clinical trial. We chose ovarian cancer as the first human application of Prolanta™ because of the significant unmet medical need as well as favorable regulatory status. Because of the size of the US market, the FDA has granted Prolanta™ status as an Orphan Drug. We intend to apply for Orphan designation in the European Union and in Japan.

If we successfully complete the Phase 1 study as determined by the FDA, we will seek regulatory clearance to conduct additional clinical trials in larger numbers of ovarian cancer patients to establish efficacy. We expect that at least two clinical studies will be required, and possibly more, to evaluate Prolanta™ in sufficient numbers of ovarian cancer patients in order to seek approval to market Prolanta™ for this cancer. The design of these studies will be finalized after the completion of the Phase I study and after consultation with the FDA, but we currently believe we will first evaluate the use of Prolanta™ in combination with other chemotherapy drugs such as platinum-based drugs and taxanes. Our scientific collaborators have tested Prolanta™ in cell lines and xenograft (human cells grown in mice) models, and we believe that Prolanta™ may be synergistic with these other therapies, allowing a broader market opportunity. However, there can be no assurance that cell line and animal tests will have equivalent results in clinical trials. We intend to seek a distribution partner to market Prolanta™, but may develop our own sales force in the event we cannot make suitable arrangements.

Depending on the availability of resources, we also intend to evaluate Prolanta™ for the treatment of other cancers. These studies may be performed in collaboration with larger pharmaceutical companies, either through licenses or joint ventures. Our scientific collaborators have demonstrated in animal models the efficacy of Prolanta™ in treating breast cancer, and we intend to engage academic collaborators to develop data for the treatment of other cancer types.

We may also consider in-licensing or acquiring other drug candidates, preferably in oncology.

We operate with a small staff of employees and key consultants and have utilized contractors for certain operations. We do not intend to develop the infrastructure or acquire the facilities necessary to manufacture Prolanta™, and instead we plan to utilize contract manufacturers. We also plan to utilize contract research organizations to assist us in conducting clinical trials. We intend to employ additional administrative and clinical personnel as necessary to conduct our clinical trials and commercialize Prolanta™.

Scientific Background on Human Prolactin

Human prolactin is a single-chain polypeptide of 199 amino acids with a molecular weight of approximately 23,000 Daltons. Prolactin is mainly synthesized and secreted by cells in the anterior pituitary gland, but is also produced at sites outside the pituitary gland, such as mammary gland, ovary, uterus, prostate, lymphocytes, and several types of tumor cells. The most well-known function of prolactin is the control of lactation during pregnancy, but also may be involved in angiogenesis and regulation of the immune system.

Human prolactin activates certain intracellular activities by binding with two receptors on the surface of a cell (also referred to as “dimerization”). When the two receptors are bound by prolactin, the receptors come closer together triggering a complex web of intracellular activity, including Janus kinase 2 (JAK2), Src kinase, phosphatidylinositol 3’-kinase (PI3K), protein kinase C (PKC) and mitogen-activated protein kinase (MAPK). The best-characterized signaling pathway is the JAK2/STAT5 pathway, which has been shown to play a central role in cell proliferation, differentiation and cell death. In addition, the ras/raf/MAPK pathway is also activated by prolactin and may be involved in the effects of the protein on cell proliferation.

In addition to the association of human prolactin with tumor cell growth, some researchers have conducted cell line studies to determine if prolactin may protect cells from some chemotherapy drugs by activating a detoxification enzyme. This research has been performed in cell lines (and not in humans) with either the platinum-based drug cisplatin on ovarian cancer cells, and in another published paper, demonstrated that human prolactin can reduce the effectiveness of cisplatin, taxol, vinblastine and doxorubicin on breast cancer cells. (Asai-Sato et al, “Prolactin inhibits apoptosis of ovarian carcinoma cells induced by serum starvation or cisplatin treatment.” Int J Cancer. 2005 Jul 1;115(4):539-44. .LaPensee, et al “Prolactin confers resistance against cisplatin in breast cancer cells by activating glutathione-S-transferase.” Carcinogenesis. 2009 Aug;30(8):1298-304.)

Accordingly, we believe that blocking the effect of prolactin at the cancer cell level may provide an effective therapy for ovarian and other cancers and may improve the effectiveness of existing drugs. We intend to evaluate this hypothesis in a future clinical trial.

Description of Prolanta™

Our drug Prolanta™ is a recombinant human prolactin analogue with an amino acid substitution of arginine for glycine at position 129. As such, Prolanta™ has also been referred to as G129R in the scientific literature. As a result of this amino acid substitution, Prolanta™ acts as an antagonist to the human prolactin receptor. Prolanta™ will bind to one prolactin receptor on a cancer cell, but the arginine amino acid replacement is designed to prevent binding to a second receptor. As a result, we believe Prolanta™ will compete with normal human prolactin and may prevent the dimerization (the binding to two prolactin receptors), preventing the intracellular activity normally triggered by prolactin binding.

The Cancer Market

The American Cancer Society estimates that over 1.6 million people in the U.S. are expected to be diagnosed with cancer in 2017, excluding basal and squamous cell skin cancers and in situ carcinomas (other than urinary bladder carcinomas).

Despite continuous advances every year in the field of cancer research, there remains a significant unmet medical need in the treatment of cancer, as the overall five-year survival rate for a cancer patient is approximately 68% according to the American Cancer Society. According to that same source, cancer is the second leading cause of mortality in the U.S. behind heart disease. Overall, the American Cancer Society estimates that approximately one in four deaths in the U.S. is due to cancer.

Treatments for advanced cancer may include, among other approaches: chemotherapy (toxic drugs generally selected to kill rapidly growing cells); biological therapies (including antibodies, proteins or other molecules designed to alter cancer cell processes, recruit the patient’s body to assist in fighting the disease, or act as a carrier for other toxic molecules); surgical intervention to remove the cancerous areas; and radiation therapies to damage rapidly growing cells like cancer. The treatment varies widely by cancer type, and the effectiveness of different drugs or therapies will vary both by type of cancer as well as by patient.

Ovarian Cancer

Our initial focus is to develop Prolanta™ for the treatment of ovarian cancer, which is the fourth leading cause of cancer-related death in women in the US and the leading cause of gynecologic death. According to the National Cancer Institute, in 2017 approximately 22,000 women will be diagnosed with ovarian cancer in the U.S., and 14,000 are expected to die from this disease in the U.S. The incidence of ovarian cancer in Europe is estimated to be twice as high as the US.

Because of the difficulties with the early detection of ovarian cancer, approximately 80 percent of patients in the U.S. are diagnosed with advanced stage disease. Of these patients, 80 to 90 percent will initially respond to chemotherapy, but less than 10 to 15 percent will remain in permanent remission. Although advances in treatment have led to an improved five-year survival rate approaching 47%, overall survival has not improved. The five-year survival rate for patients with distant disease is only 29 percent.

The current standard of care for ovarian cancer is surgical debulking, with a total hysterectomy and oophorectomy typically performed at the same time. The majority of patients require postoperative chemotherapy to eradicate residual disease. Six cycles of a taxane, such as paclitaxel, combined with a platinum-based therapy, such as carboplatin or cisplatin, is now standard treatment. Even in patients that respond to therapy by going into remission, the majority of those patients with advanced disease will have a relapse. Only 10% to 30% of such patients have long-term survival. Approximately 20% to 30% of patients never have a clinical remission despite receiving first-line chemotherapy or platinum-based therapy. This residual or progressive disease is generally not curable with current treatments.

Both taxanes and the platinum-based regimens cause severe side effects, including progressive neuropathy, cumulative thrombocytopenia, anemia, neutropenia, platinum allergy, cardiovascular effects, nausea and renal toxicity. Severe or cumulative side effects can necessitate a switch to alternative therapies, such as liposomal doxorubicin, topotecan, gemcitabine, etoposide and vinorelbine; however, the response rate for each of these drugs is only 10% to 20% in patients with platinum-resistant disease.

The inability to cure most patients with current therapies, including second-line therapies, indicates the need for more effective therapeutic options.

As noted above, we believe various scientific studies have indicated a relationship between human prolactin and the growth of ovarian cancer cells, as well as the development by ovarian cancer cells of resistance to common drug therapies. Our scientific collaborators have conducted cell line studies and animal models using human cells (xenograft studies) using our prolactin antagonist, Prolanta™, to inhibit the growth of ovarian cancer cells, either as a stand-alone therapy or in combination with taxanes. As a result, we believe Prolanta™ may be an effective new therapy for ovarian cancer.

Drugs to treat ovarian cancer may qualify for Orphan Drug designation in the US and the EU, and this designation offers significant benefits through reduced regulatory fees, substantial tax credits and potential marketing exclusivity. The FDA granted Prolanta™ Orphan Drug status for the treatment of ovarian cancer, and we intend to seek EU designation.

Plan of Operations for the Next Twelve Months

Our initial commercial focus is the development of Prolanta™ for the treatment of ovarian cancer. We have commenced a Phase 1 clinical trial after receiving clearance from the FDA. We completed the first dosing group of 3 subjects in the Phase I clinical trial, with no evidence of serious adverse events or dose-limiting toxicities. The recruitment of subjects for the next dosing group commenced in early 2018. Additional clinical studies will require additional supplies of Prolanta™ through production of new supplies by a contract manufacturer.

This Phase I trial is an open-label safety and pharmacokinetic study in up to 18 women with recurrent or persistent epithelial ovarian cancer, primary peritoneal cancer, or fallopian tube cancer. The primary objectives of this study will be to evaluate the safety and tolerability, to determine the pharmacokinetic profile, and to determine the optimal dose of Prolanta™. We will also evaluate the effect of Prolanta™ on the ovarian cancer during the course of the study, including the effect on tumor size, blood chemistry, and tumor biochemistry.

Because of the unmet medical need in ovarian cancer, we will seek accelerated approval if our studies demonstrate safety and substantial efficacy. This could be as early as the completion of two Phase II studies, but that is dependent on our clinical trial results as well as the then-current position of the FDA.

In connection with our IND filing, we conducted toxicity and pharmacokinetic studies of Prolanta™ in cynomolgus monkeys and rabbits at doses that exceeded our Phase I dose levels (adjusted for body weight of each species). These studies indicated that Prolanta™ was well tolerated in animals, and there were no significant adverse events. The monkeys developed anti-drug antibodies, but these antibodies did not appear to have any effect on toxicity or the circulating life of Prolanta™ in the blood stream. It is common for biological-based drugs to result in antibody development by the subject, and the development of antibodies may have no clinical effect. Our Phase I study will also evaluate anti-Prolanta™ antibody levels in humans.

If we successfully complete the Phase I study, we intend to plan follow-on studies that will be conducted if the Phase I is successful. At this time, our development plan includes two Phase II studies. Because of the substantial scientific data that indicates Prolanta™ may be synergistic with current therapies, we intend to design these studies to use Prolanta™ in combination with platinum-based and taxane therapy. In the first Phase II study, one group of patients would receive Prolanta™ at the same time as other therapy, and the results will be compared to a second group receiving other therapy alone. The timing of this study will be dependent on the Phase I results and available resources.

We are currently evaluating improvements in our manufacturing process to increase the supply of available drug. This process may involve a change in manufacturing.

We will need additional capital to fund our development activities.

We may also in-license or acquire additional drug candidates, preferably in oncology, to expand our pipeline.

Intellectual Property

As part of our business strategy, we seek patent protection in the US and certain major foreign jurisdictions for the use of Prolanta™, including the use of Prolanta™ with certain modifications or in conjunction with other molecules, to treat various diseases. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position. In addition, where applicable, we intend to rely on laws and regulations that provide opportunities for marketing exclusivity, such as the US Orphan Drug designation. Our ability to be competitive will depend on the success of this strategy.

Upon the commencement of operations in 2007, GHCRDC and certain scientists contributed intellectual property to Oncolix, including certain issued and pending patent applications. After this contribution, we also have filed additional patent applications related to Prolanta™. As of this date, we own eight US patents, several non-US patents and several pending foreign applications for which we pay no royalties. Our patent portfolio is substantially mature, with all US and most foreign applications resolved.

Our eight US patents relate to various uses of Prolanta, and all are “use patents”, addressing the use of the molecule in various applications. The reading and interpretation of patent claims is complicated and must be read in relation to other enabling and scientific disclosures. Accordingly, the ultimate scope of any patent claims may ultimately be subject to litigation or challenge. Two issued US patents and various foreign counterparts relate to ovarian cancer, US Patent Numbers 8,648,046 and 8,754,035, which expire October 10, 2030 unless extended through a process with the FDA. There may be a difference between the scope of claims in different countries, and each patent must be read and interpreted with consideration of its prosecution history. The non-US issued patents that correspond with the two referenced US-issued patents include: Europe 2400979, Europe 2640412, France 2400979, France 2640412, Germany 2400979, Germany 2640412, Italy 2400979, Italy 2640412, United Kingdom 2400979, United Kingdom 2640412 Australia 2010218261, Australia 2011328935, Japan 5963443, and Korea 10-1672401. In addition to any protections afforded by these applications, we intend to seek the exclusively afforded by the Orphan Drug Act in the US and equivalents in Europe and Japan.

We have also licensed trade-secret technology from Monsanto Company related to methods of manufacturing Prolanta™, and we may be required to pay a royalty of up to 2% upon the commercial sale of Prolanta™. We paid an initial fee of $200,000 in 2010. There are no other milestones or payment requirements. This transferred technology was modified by our contract manufacturer, which may reduce any royalty related to the use of the bacterial expression system.

Our goal is to obtain, maintain and enforce patent protection for the use of Prolanta™ and its formulations, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the US and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible through a combination of contractual arrangements and patents, both in the US and abroad. However, patent protection may not afford us with complete protection against competitors who seek to circumvent our patents.

Our patents and patent applications are subject to procedural or legal challenges by others.

We also depend upon the skills, knowledge, experience and know-how of our management, advisors, consultants and other contractors. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

The US Patent and Trademark Office (PTO) compensates patentees with additional patent in-force days if there are delays by the US PTO during prosecution. These additional days are called patent term adjustment (PTA) days and they allow a patentee to keep its patent in force after the expiration date of the patent for a period of time that the US PTO has provided as PTA.

In addition to patent protection, we plan to seek marketing exclusivity under other laws and regulations. Our success for preserving market exclusivity for our product candidate relies on our ability to obtain and maintain a regulatory period of data exclusivity for an approved biologic, currently 12 years from the date of marketing approval, obtaining orphan designation in the major markets and to preserve effective patent coverage. Once any regulatory period of data exclusivity expires, depending on the status of our patent coverage, we may not be able to prevent others from marketing and selling biosimilar versions of our product candidates. We are also dependent upon the diligence of third parties, which control the prosecution of pending domestic and foreign patent applications and maintain granted domestic and foreign patents.

We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and we may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. For more information, see “Risk Factors- Risks Related to Our Intellectual Property Rights.”

Manufacturing

We do not currently have nor do we plan to build the internal infrastructure or capability to manufacture Prolanta™ or any future product candidates for use in the conduct of our clinical trials or for commercial supply. We currently rely on a third-party contract manufacturer to manufacture clinical supplies of Prolanta™, but we are evaluating alternative manufacturers.

Prolanta™ is a recombinant protein that is produced by Escherichia coli (“E. coli”) bacteria that have been genetically modified to produce this protein. We obtained this bacterial strain, or “expression system”, along with certain purification methods, from Monsanto Company for $200,000 in 2010. Other manufacturers have similar proprietary and non-proprietary manufacturing systems. In the event we use this bacterial strain or other trade-secret technology from Monsanto Company in a final product, we may be required to pay a royalty of up to 2% of net sales. There are no other payments required.

The production of Prolanta™ is a multi-step process that involves the growth of bacteria in large containers (also known as fermentation), the inducement of production of the Prolanta™ protein by the bacteria, the extraction of the protein from the cells, the folding of the protein into the proper three-dimensional shape, and purification of the protein and removal of impurities and process residuals. The purified protein and additional excipients are then filled into vials and lyophilized for storage. The vials are kept refrigerated until use, and the protein is reconstituted with sterile water for injection beneath the skin. To treat cancer patients, we currently believe the protein will be injected daily under the skin during the treatment period. Our contract manufacturer currently performs the manufacturing steps prior to vial filling and lyophilization, and these latter steps are performed by a subcontractor.

Manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s current good manufacturing practice standards (“cGMP”) regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with governmental authorities, such as the FDA and/or Health Canada, and certain state agencies, and are subject to periodic unannounced inspections by the governmental authorities and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Facilities used by contract manufacturers and their subcontractors must be approved by the respective governmental agencies after we submit a request for marketing approval for Prolanta™. We do not control the manufacturing process and are completely dependent on contract manufacturers for compliance with the applicable regulatory requirements for the manufacture of Prolanta™. If a contract manufacturer cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate as well as substantial additional expense.

In addition, contract manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our Prolanta™ and have a material adverse impact on our business, financial condition and results of operations.

Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved marketing authorization, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA (or other governmental agency) approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further governmental review and approval.

In the event we develop or acquire additional product candidates, we expect to make similar arrangements with other third-party contract manufacturers for such product candidates.

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies and other public and private institutions developing oncology products. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. We also must compete with these institutions in recruiting highly qualified personnel. Accordingly, our potential competitors may be more successful than us in obtaining FDA approval for their drugs and achieving widespread market acceptance for their products. Our potential competitors’ drugs may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render Prolanta™ or any future product candidates obsolete or non-competitive before we can recover the expenses of their development and commercialization. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render Prolanta™ or any future product candidate non-competitive or obsolete.

We believe the existing products for the treatment of ovarian and other cancers are not completely effective and that there is a need for better therapies. Furthermore, most current products have significant side effects. We currently intend to develop Prolanta™ for the treatment of ovarian cancer and then evaluate the drug for other cancers, such as breast, prostate and endometrial cancer. A number of product candidates that are currently under development by others may become commercially available in the future for the treatment of ovarian cancer or other cancers we may target. We are aware that many competitors have product candidates in Phase 2 or later stage clinical trials. However, our competitors’ products may be more effective, have fewer side effects, have lower costs or be better marketed and sold than Prolanta™ or any of our future product candidates. Additionally, products that our competitors successfully develop for the treatment of ovarian cancer may be marketed prior to Prolanta™.

We believe the key competitive factors that will affect the development and commercial success of Prolanta™, if successfully developed and approved for marketing, will be Prolanta™’s efficacy compared to existing or future products, the extent to which such efficacy is synergistic with existing or future products, Prolanta™’s safety and tolerability profile, the extent to which Prolanta™ is effective in all patients or identifiable subsets of patients, the convenience of dosing, Prolanta™’s price, and the availability of reimbursement from governmental and other third-party payors.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as Prolanta™. Any pharmaceutical candidate that we develop must be approved by the FDA before it may be legally marketed in the United States and by the appropriate foreign regulatory agency before it may be legally marketed in foreign countries. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

United States Pharmaceutical Product Development Process

In the United States, the FDA regulates pharmaceutical (drug and biologic) products under the Federal Food, Drug and Cosmetic Act and its implementing regulations (“FDCA”). Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable US requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a pharmaceutical product may be marketed in the United States generally includes the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (“GLPs”) or other applicable regulations;

•	Submission to the FDA of an Investigational New Drug (“IND”) application, which must become effective before human clinical trials may begin in the United States;

•	Performance of adequate and well-controlled human clinical trials according to the FDA’s current Good Clinical Practices (“GCPs”), to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;

•	Submission to the FDA of a New Drug Application (“NDA”) or Biological Licensing Application (“BLA”) for a new pharmaceutical product;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the FDA’s current good manufacturing practices (“cGMP”), to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;

•	Potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA/BLA; and

•	FDA review and approval of the NDA/BLA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals are inherently uncertain.

Before testing any compounds with potential therapeutic value in humans, the pharmaceutical product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the pharmaceutical product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the IND on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. An IND that has become effective may also be referred to as “receiving clearance” from the FDA. The FDA may also impose clinical holds on a pharmaceutical product candidate at any time before or during clinical trials due to safety concerns or non-compliance.

We currently have clearance under an IND to conduct a Phase I study in ovarian cancer, and may submit additional INDs in the future for other cancers or other products. We cannot be certain that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trial.

Clinical trials involve the administration of the pharmaceutical product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by the sponsor. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA if conducted under a US IND. Clinical trials must be conducted in accordance with the FDA’s GCPs. Further, each clinical trial must be reviewed and approved by an independent institutional review board (“IRB”) or, if conducted outside of the US, an ethics committee at or servicing each institution at which the clinical trial will be conducted. An IRB or ethics committee is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB or ethics committee also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

We intend to use third party contract research organizations (“CRO”) to administer and conduct many aspects of our planned clinical trials and will rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our trials in accordance with our clinical protocols and to play a significant role in the subsequent collection and analysis of data from these trials. The failure by any of such third parties to meet expected timelines, adhere to our protocols or meet regulatory standards could adversely impact the subject product development program.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1: The pharmaceutical product is initially introduced into healthy human subjects or diseased patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer treatments, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Our Phase I clinical trial will be conducted in ovarian cancer patients.

•	Phase 2: The pharmaceutical product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•	Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA/BLA or foreign authorities for approval of marketing applications.

The size, extent, length and nature of clinical trials may vary by the nature of the disease. Sponsors are required to obtain regulatory approval to conduct each clinical trial, and the FDA may require certain types of patients, numbers of patients, clinical procedures or tests, length of treatment, and other criteria that may be difficult, expensive or time consuming.

The FDA and IND sponsor may agree in writing on the design and size of clinical trials intended to form the primary basis of an effectiveness claim in an NDA application. This process is known as a special protocol assessment (SPA). These agreements may not be changed after the clinical trials begin, except in limited circumstances. The existence of a SPA, however, does not assure approval of a product candidate.

Post-approval studies, or Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and may be requested by the FDA as a condition of approval.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or, if used, its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an independent review board (IRB) or ethics committee can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s or ethics committee’s requirements or if the pharmaceutical product has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the pharmaceutical product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the pharmaceutical product candidate and, among other things, must develop methods for testing the identity, potency, quality and purity of the final pharmaceutical product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the pharmaceutical product candidate does not undergo unacceptable deterioration over its shelf life.

United States Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the pharmaceutical product, proposed labeling and other relevant information are submitted to the FDA as part of an NDA/BLA requesting approval to market the product. The submission of an NDA/BLA is subject to the payment of substantial user fees by the applicant; a waiver of such fees may be obtained under certain limited circumstances, such as Orphan Drug Designation.

The FDA conducts a preliminary review of all NDAs/BLAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA/BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA/BLA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has twelve months in which to complete its initial review of a standard NDA/BLA and respond to the applicant, and eight months for a priority NDA/BLA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs/BLAs.

After the NDA/BLA submission is accepted for filing, the FDA reviews the NDA/BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. In addition to its own review, the FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the drug. If the FDA concludes that a REMS is needed, the sponsor of the NDA/BLA must submit a proposed REMS; the FDA will not approve the NDA/BLA without a REMS, if required.

Before granting regulatory approval of an NDA/BLA, the FDA will inspect the facilities at which the product is to be manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA/BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGMP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable it will outline the deficiencies in the submission and often will request additional testing or information.

The NDA/BLA review and approval process is lengthy and difficult and the FDA may refuse to approve an NDA/BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA/BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA will issue a “complete response” letter if the agency decides not to approve the NDA/BLA. The complete response letter usually describes all of the specific deficiencies in the NDA/BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA/BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific types of patients or diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing, which involves clinical trials designed to further assess a product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Expedited Development and Review Programs

The FDA has a “Fast Track” program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drug products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor meets certain requirements and the FDA agrees to accept sections on a rolling basis.

Any product submitted to the FDA for marketing approval, including those submitted to a Fast Track program, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.

Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or there is a significant improvement in the treatment, diagnosis or prevention of a disease compared with marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug product designated for priority review in an effort to facilitate the review.

Additionally, a product may be eligible for accelerated approval. Drug products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA generally requires that a sponsor of a drug product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies to establish safety and efficacy for the approved indication. Failure to conduct such studies or conducting such studies that do not establish the required safety and efficacy may result in revocation of the original approval. In addition, the FDA currently requires as a condition for accelerated approval the pre-approval of promotional materials, which could adversely impact the timing of the commercial launch or subsequent marketing of the product.

Moreover, under the provisions of the new Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA/BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not indicate an endorsement by the FDA and may not provide any benefit in the marketing approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Orphan drug status in the European Union has similar but not identical benefits in that jurisdiction. In the EU, orphan drug designation is provided for a drug that is intended to diagnose, prevent or treat a life-threatening or chronically debilitating condition which affects no more than 5 in 10,000 individuals in the EU (approximately 245,000 individuals) and for which no satisfactory method of diagnosis, prevention or treatment of the condition already exists, or if such method does exist, that the orphan product must be of significant benefit to the patient population over existing products. The company that obtains the first EU approval for a designated orphan drug indication receives marketing exclusivity for use of that drug for that indication for a period of 10 years for the 27 member states in the EU.

We currently have Orphan Drug Designation for Prolanta™ for the treatment of ovarian cancer in the United States. We intend to seek Orphan Drug designation from the EU for Prolanta™. Orphan Designation for ovarian cancer does not apply to the treatment of other “orphan” cancers, and each cancer requires a separate application and qualification.

Orphan drug exclusivity may not prevent other market entrants. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

Post-Approval Requirements

Any pharmaceutical products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties.

We rely, and expect to continue to rely, on a third party and its subcontractors for the production of clinical and commercial quantities of Prolanta™. Manufacturers of our product candidates are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. These regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of comprehensive records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are also required to register their establishments and list any products they make with the FDA and to comply with related requirements in certain states or countries in which the manufacturer is located. These entities are further subject to periodic unannounced inspections by the FDA and certain state or foreign agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in serious and extensive restrictions on a product, manufacturer or holder of an approved NDA/BLA. These restrictions may include suspension of a product until the FDA is assured that quality standards can be met, continuing oversight of manufacturing by the FDA under a “consent decree,” which frequently includes the imposition of costs and continuing inspections over a period of many years, as well as possible withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of any FDA approval of our product candidate, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA/BLA plus the time between the submission date of an NDA/BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s NDA or BLA. We believe that if Prolanta™ is approved as a biological product under a BLA, it should qualify for a 12-year period of exclusivity currently permitted by the Biologics Price Competition and Innovation Act of 2009, or BPCIA. Specifically, the BPCIA established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator BLA holder. These periods apply only to biosimilar applications, and not products submitted under other regulatory applications. The BPCIA is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning is subject to uncertainty. Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances, independent of any protection offered by BPCIA.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

International Regulation

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of any product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial application, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trials may proceed.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with International Conference on Harmonization (ICH) / WHO Good Clinical Practice standards and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug under European Union regulatory systems, we must submit a marketing authorization application to the European Medicines Agency, or the EMA, where it will be evaluated by the Committee for Medicinal Products for Human Use. A favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The application used to file an NDA/BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements.

For countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including The Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments.

For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act, or VHCA, drug companies are required to offer certain pharmaceutical products at a reduced price to a number of federal agencies including the United States Department of Veterans Affairs and United States Department of Defense, the Public Health Service and certain private Public Health Service - designated entities in order to participate in other federal funding programs including Medicare and Medicaid. Recent legislative changes purport to require that discounted prices be offered for certain United States Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers and other organizations. \These third-party payors are increasingly reducing reimbursement amounts for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

In the United States, a number of recent legislative reform measures have been passed to contain healthcare reimbursement for pharmaceuticals, including drugs such as our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, known collectively as ACA, among other things, establishes annual fees to be paid by manufacturers for certain branded prescription drugs, requires manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D, increases manufacturer rebate responsibilities under the Medicaid Drug Rebate Program for outpatient drugs dispensed to Medicaid recipients, and expands oversight and support for the federal government’s comparative effectiveness research of services and products. We cannot predict the full impact of ACA or future reform measures on our operations and the current legal challenges and congressional efforts to repeal ACA add to the uncertainty.

In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Environmental Regulation

We and our contract manufacturer are subject to federal, state, local and international laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that we have complied with these laws, regulations and policies in all material respects and have not been required to take any significant action to correct any noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future.

Our manufacturing activities involve the controlled use of hazardous materials, including, but not limited to, certain hazardous chemicals. Although we believe that our contract manufacturer has safety procedures for handling and disposing of such materials that comply with the standards prescribed by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable, directly or indirectly through our contractual relationships, for any damages that result and any such liability could exceed our resources.

Legal Proceedings

We are not currently a party to any material legal proceedings.

Employees

As of March 14, 2018, we have 2 employees, both of whom are executive officers of the Company. We utilize and plan to continue to utilize key consultants and contractors for certain operations, such as manufacturing.

Properties

Our principal executive offices at 14405 Walters Road, Suite 780, Houston, Texas 77014 are occupied under a two-year lease expiring in March 2019 for approximately 2,500 square feet of space providing for rental payments of approximately $3,300 per month. Our telephone number is (281) 402-3167.

Available Information

Our Internet site (www.OncolixBio.com) makes available free of charge to all interested parties our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as well as all other reports and schedules filed electronically with the Securities and Exchange Commission (the “SEC” or “Commission”), as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the SEC at the SEC's Internet site (http://www.sec.gov). In addition, we have made available on our Internet website under the heading The information on our Internet website is not part of this Form 10-K.

Item 1A. Risk Factors.

An investment in our capital stock and other securities involves significant risks, including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below before purchasing our capital stock. You should also refer to the other information in this report, including our financial statements and the related notes. The risks set forth below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely affect our business, financial condition, operations and prospects. If any of the following risks actually materialize, our business, financial condition, prospects and operations would suffer. In such event, the value of our capital stock would decline, and you could lose all or a substantial portion of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Financial Position and Capital Needs

We have incurred net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or be commercially viable. We are a clinical stage biopharmaceutical company with limited operating history. We have not completed our Phase I clinical trials and no assurances can be given that when, if ever, we will be able to. As a result, we have not yet demonstrated an ability to complete clinical trials, obtain regulatory approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown difficulties in achieving our business objectives. We have no product approved for commercial sale and have not generated any product revenues to date, and we continue to incur significant research and development and other expenses related to our ongoing operations and clinical development of Prolanta™. As a result, we are not and have never been profitable and have incurred losses in each period since our commencement of operations in 2007. We will need to raise substantial additional capital to fund operations and the failure to obtain capital may cause us to curtail or cease operations.

For the year ended December 31, 2017, we reported a net loss of $3.4 million; and as of December 31, 2017, we had an accumulated deficit of $22.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, Prolanta™. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We currently have no source of product revenue and may never achieve or maintain profitability.

Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize our sole product, Prolanta™. We do not anticipate generating revenue from the sale of Prolanta™ for the foreseeable future. Our ability to generate future product revenue also depends on a number of additional factors, including, but not limited to, our ability to:

•	successfully complete the research and clinical development of, and receive regulatory approval for, Prolanta™;

•	launch, commercialize and achieve market acceptance of Prolanta™, and if launched independently, successfully establish a sales, marketing and distribution infrastructure;

•	continue to build a portfolio of product candidates through the acquisition or in-license of products, product candidates or technologies;

•	initiate preclinical and clinical trials for any additional product candidates that we may pursue in the future;

•	establish and maintain supplier and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•	obtain coverage and adequate product reimbursement from third-party payors, including government payors;

•	establish, maintain, expand and protect our intellectual property rights; and

•	attract, hire and retain additional qualified personnel.

In addition, because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses, and if or when we will achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide to or are required by the FDA or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing Prolanta™. We will need to raise substantial additional capital to fund operations and the failure to obtain capital may cause us to curtail or cease operations.

Even if we generate revenues from the sale of Prolanta™, we may not become profitable and may need to obtain additional funding to continue operations or acquire additional products that will require additional funding to develop them. If we fail to become profitable or do not sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations or curtail operations.

We have limited cash on hand, and we will need substantial additional funding and if we are unable to raise additional capital when needed, we would be forced to delay, reduce or eliminate our clinical trials and curtail operations.

The Company believes that it has sufficient cash on hand to fund its operations into April 2018, before the time when the first installment for repayment of our Convertible Notes become due. The exact duration that our liquidity will be sufficient to fund operations depends upon many factors, some of which are outside the control of the Company and is difficult to predict. We expect our research and development expenses to increase in connection with our ongoing activities relating to Prolanta™, particularly as we focus on and proceed with our clinical trials for our Prolanta™ product. In addition, our expenses could increase beyond current expectations if applicable regulatory authorities, including the FDA, require that we perform studies in addition to those that we currently anticipate, assuming we successfully complete our Phase 1 clinical trials, commence and complete our proposed Phase 2 clinical trials. We currently estimate that we require approximately $1.0 million in additional funds to complete the Phase 1 clinical trial, excluding amounts that may be necessary for payment of interest and principal of our Convertible Notes when due. We will still need substantial additional capital in the future in order to complete the clinical trials and obtain regulatory approval of Prolanta™. Accordingly, we will need to raise additional capital to fund future operations and we expect to finance future cash needs through best-efforts public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all. Failure to raise additional capital could cause us to curtail or cease operations and result in the loss of your investment in our Common Stock.

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

The terms of the Convertible Notes will restrict our operating flexibility.

Pursuant to the Purchase Agreement, the Company issued Convertible Notes to the Purchasers in an aggregate principal amount of $4,190,463 at a 15% discount. The Convertible Notes bear interest at a rate of 10% per annum, payable quarterly on November 1, 2017, February 1, 2018, and May 1, 2018 and thereafter, on a monthly basis until maturity. The interest is payable in cash or, at our option, subject to compliance with the Equity Conditions, in fully tradable Common Stock at the lesser of the then conversion price or a 25% discount to the average of the five lowest closing bid prices for the twenty trading days prior to the interest payment date. The final maturity of the Convertible Notes is November 1, 2018, but commencing on May 1, 2018, and on the first day of each month thereafter until maturity, we are required to redeem an amount of the Convertible Notes equal to 1/7th of the original principal amount, plus 10% of such monthly redemption amount. The principal payments shall be made in cash or, subject to the satisfaction of Equity Conditions, in our Common Stock valued at the lesser of the then conversion price or a 25% discount to the average of the five lowest closing bid prices for the twenty trading days prior to the amortization date. Accordingly, in the event that the Company issues shares of its Common Stock to pay principal and/or interest on the Convertible Notes, such payment through the issuance of shares of Common Stock may be dilutive to the Company. Moreover, satisfaction of the Equity Conditions may be difficult; therefore, investors should assume that the Company will be required to utilize cash for its payment obligations pursuant to the Convertible Notes. The Company will need to raise additional capital to fund principal and interest obligations of the Convertible Notes and there is no assurance that it will be successful in this endeavor. Failure to raise additional capital could cause a default in the Convertible Notes and result in a foreclosure by the Convertible Note holders on substantially all of our assets.

The Convertible Notes are convertible at the option of the Purchasers at a conversion price equal to $0.0545 per share. The Convertible Notes contain customary anti-dilution protection, including full-ratchet anti-dilution adjustments in the event of certain dilutive issuances (that adjust both conversion price and share amounts to be issued upon conversion). We may offer additional inducements for conversion of the Convertible Notes or payment of interest in equity in lieu of cash, including a a lower price per share than then-currently required. Accordingly, the conversion price of the Convertible Notes is subject to future market prices of the Company Common Stock (of which the Company has no control) as well as the price of future Common Stock issuances (either in connection with any potential financings or in lieu of cash for services to be rendered) which could result in the conversion price being further adjusted to a price with additional shares being issued upon conversion per the anti-dilution provisions. These provisions may make it more difficult and more expensive for us to raise capital in the future and may result in further dilution to shareholders.

In the event of a closing of an $8 million financing in connection with a change in listing of our Common Stock to Nasdaq or the NYSE, the Convertible Notes shall be subject to mandatory conversion into our Common Stock at a 30% discount to the offering price. There can be no assurance that the Company will be able to satisfy initial listing requirements of the Nasdaq or NYSE. We shall be required to offer to prepay in cash the aggregate principal amount of the Convertible Notes at 120% of the principal amount thereof plus any unpaid accrued interest to the date of repayment, at maturity, on the sale of substantially all of our assets, upon a change of control, upon a qualified offering, or upon a “fundamental transaction”; in such an event, the Purchasers shall have the right to convert the Convertible Notes prior to the date of any such prepayment.

The Convertible Notes contain standard negative covenants customary for transactions of this type. These negative covenants may preclude or restrict the ability of the Company to effect future debt and convertible debt financings without the prior approval of holders of the majority principal amount of the Convertible Notes. The events of default are also customary for transactions of this type, including default in timely payment of principal or interest, failure to observe or perform any covenant or agreement contained in the Convertible Note and Transaction Documents, the commencement of bankruptcy or insolvency proceedings, failure to timely deliver conversion shares underlying the Convertible Notes, failure to timely file Exchange Act filings, and failure to satisfy certain Equity Conditions. In the event that the Company triggers one of these event of default provisions, the holders of the Convertible Notes have the ability to foreclose on substantially all of the assets of the Company which would result in the cessation of our operations.

Equity Conditions mean, during the period in question, (a) we shall have duly honored all conversions and redemptions of the Convertible Notes, (b) we shall have complied with all conversion and other provisions of the Convertible Notes and shall have paid all liquidated damages and other amounts owing in respect of this Convertible Note, (c)(A) there is an effective registration statement pursuant to which the holder is permitted to utilize the prospectus thereunder to resell at least the number of shares of Common Stock issuable pursuant to the Transaction Documents at such time or (B) all of the underlying shares may be resold pursuant to Rule 144 without volume or manner-of-sale restrictions or current public information requirements, (d) our Common Stock is trading on a trading market, (e) there is a sufficient number of authorized but unissued and otherwise unreserved shares of Common Stock for the issuance of five times all of the shares issuable pursuant to the Convertible Notes and Warrants, (f) there is no existing event of default or no existing event which, with the passage of time or the giving of notice, would constitute an event of default, (g) the issuance of the shares in question would not violate the beneficial ownership limitations in the Transaction Documents, (h) there has been no public announcement of a pending or proposed fundamental transaction or change of control transaction that has not been consummated, (i) the holder is not in possession of any information provided by the Company that constitutes, or may constitute, material non-public information, (j) our Common Stock is DWAC eligible and not subject to a DTC “chill;” and (k) for each trading day in a period of 10 consecutive trading days prior to the applicable date in question (A) the daily dollar trading volume for our Common Stock on the principal trading market exceeds $75,000 per trading day and (B) the weighted average stock price for our Common Stock on the principal trading market is above 50% of the closing stock price on August 3, 2017 (as adjusted for all stock splits stock dividends, stock combinations, reclassifications and other transactions). The satisfaction of the Equity Conditions may be difficult to meet as many of these conditions involve events outside of the Company’s control. The failure to meet these Equity Conditions precludes the Company’s ability to utilize its shares of Common Stock to satisfy payment obligations pursuant to the Convertible Notes.

We have the right at any time to redeem all, but not less than all, of the total outstanding amount of principal amount then remaining under the Convertible Notes at a price equal to 120% of such principal amount.

Terms of our existing $4,190,463 senior debt and warrants may impact our ability to obtain additional financing.

The Convertible Notes are senior secured obligations of the Company. The terms of the Convertible Notes preclude the Company from obtaining any additional debt senior to or pari passu with the Convertible Notes. Additionally, the Convertible Notes are secured by substantially all of our assets and guaranteed by Oncolix. In the event of our default with respect to the Convertible Notes, the holders have the right to foreclose on substantially all of our assets which likely would result in us ceasing operations. The terms of the Convertible Notes may adversely affect the Company’s ability to obtain additional debt or equity financing to fund additional working capital needs, including the payment obligations of the Convertible Notes.

Registration Rights Agreement will affect future capital raises.

The Registration Rights Agreement entered into in connection with the issuance of the Convertible Notes requires the Company to register the resale of all the underlying shares of our Common Stock issuable upon conversion of the Convertible Notes and exercise of the Warrants. The Company has previously filed registration statements to register the shares of Common Stock issuable upon the conversion of some of the Convertible Notes and upon exercise of the Warrants, and the Company intends to use its best efforts to file any additional registration statements to register the resale of the remaining underlying shares under the Securities Act as soon as practical. The availability of these shares for sale in the public markets will likely have a depressive effect on any market price of our Common Stock. The Registration Rights Agreement contains liquidated damage provisions in the event that the Company fails to timely comply with the registration requirements therein. Additionally, the registration obligations may adversely impact our ability to issue additional equity or convertible debt securities to fund additional working capital needs, including the payment obligations of the Convertible Notes.

In connection with the Initial Registration Statement, certain shares were not registered as of December 31, 2017. The Company believes no liquidated damages have accrued with respect to these unregistered shares. For the benefit of the holders of the Convertible Notes, the Company has filed and will continue to file registration statements to seek to register the resale of these shares. While the Company believes no damages have accrued as of December 31, 2017, certain holders of Convertible Notes have verbally asserted that damages do accrue under the agreements. As of December 31, 2017, such amount claimed by the holders equals 18% of the related Convertible Notes, or $522,349, and accrued interest at 24% per annum of $6,068. Interest would continue to accrue until paid. This potential liability is not recorded in the accompanying financial statements because the Company believes no damages are due as of December 31, 2017. However, depending on the timing of future registration statements, future damages may accrue.

Our ability to use our prior net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. We do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. As a result of the Merger and a reorganization effected by our largest stockholder in 2017, we believe our ability to utilize net operating losses and tax credits generated prior to 2018 to offset taxable income generated in 2018 and future years will be extremely limited.

The current economic climate and legislative and regulatory changes in the U.S. and internationally creates uncertainties for the Company.

The economic climate in the U.S. and internationally may become increasingly competitive, which may affect our ability to market products on a worldwide basis. In addition, proposed healthcare legislative changes in the United States and the uncertainty of its future regulatory framework may have a substantial impact on the Company and its operations, including pricing and reimbursement for its products. The Company cannot predict at this time what the potential impact may be or whether the effects on the Company will be positive or negative. If the Company suffers adverse effects it could cause the Company to fail to meet, or face delays in meeting, its marketing and sales objectives. Any such failures or delays will create additional financial uncertainties and difficulties for the Company.

We face significant competition from other pharmaceutical and biotechnology companies and they or others may also discover, develop or commercialize products before or more successfully than we do.

The development and commercialization of a drug candidate is highly competitive. We face competition with respect to our current product candidate and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. We have competitors many of which have substantially greater name recognition, commercial infrastructure and financial, technical and personnel resources than we have. Established competitors may invest heavily to quickly discover and develop products that could make our products obsolete or uneconomical. Any new product that competes with an approved product may need to demonstrate compelling advantages in efficacy, cost, convenience, tolerability and safety to be commercially successful. Other competitive factors, including generic competition, could force us to lower prices or could result in reduced sales. In addition, new products developed by others could emerge as competitors to our products. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

There can be no assurance that Prolanta™ will successfully complete its Phase 1 and later stage clinical trials.

There can be no assurance that we will be able to successfully complete our Phase 1 clinical trials or, if so, that we will obtain regulatory approval for our later stage clinical trials and/or successfully complete such later stage clinical trials and/or obtain all required regulatory approvals. Moreover, no assurances can be given we will be able to commercialize Prolanta™ or that we will ever generate sustained revenue or achieve profitability. Our ability to operate profitably in the future will depend upon, among other items, our ability to (i) successfully complete all required clinical trials for Prolanta™, (ii) obtain regulatory approval from the FDA or other regulatory agencies for Prolanta™, (iii) scale up our business and operational structure, (iv) commercialize and market Prolanta™, and (v) successfully gain market acceptance of Prolanta™. There can be no assurance that we will successfully achieve any of the foregoing. Our prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in the intensely competitive and high-risk markets in which Prolanta™ is intended to compete. If we are unable to develop and commercialize Prolanta™, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We will need substantial additional funding and, if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development and commercialization plans.

We expect our research and development expenses to increase in connection with our ongoing activities. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform studies in addition to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. We will still need substantial additional capital in the future in order to complete the development and commercialization of Prolanta™. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. Failure to obtain additional capital could cause us to curtail or cease operations.

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

We contract with third parties for the manufacture of Prolanta™ for clinical trials and we expect to continue to do so in connection with the commercialization of Prolanta™ and for clinical trials and commercialization of any other product candidates that we develop. Any failure by the Manufacturer to produce acceptable supplies for us or to comply with FDA or comparable foreign regulations may delay or impair our ability to initiate or complete our clinical trials, obtain regulatory approvals to market, or sell any resulting product.

We do not currently have nor do we plan to build the internal infrastructure or capability to manufacture Prolanta™ or any future product candidates for use in the conduct of our clinical trials or for commercial supply. We currently rely on a third-party contract manufacturer to manufacture clinical supplies of Prolanta™. We expect to rely upon this manufacturer or another contract manufacturer to manufacture clinical trial supplies and commercial quantities of Prolanta™ if and when we receive approval for marketing by applicable regulatory authorities. Our contract manufacturer subcontracts to other third-party manufacturers certain aspects of the manufacturing of Prolanta™, including the filling of vials and the lyophilization (freeze-drying) of the final drug product.

Reliance on a contract manufacturer to manufacture Prolanta™ entails risks, including:

•	manufacturing delays if the contract manufacturer gives greater priority to the supply of other products over Prolanta™;

•	manufacturing delays or increased costs if the contract manufacturer does not satisfactorily perform according to the terms of any agreement between us;

•	the failure of the contract manufacturer to comply with applicable regulatory requirements;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

We are currently conducting a Phase I clinical trial of Prolanta™ for the treatment of ovarian cancer. The first of three dosing groups has been completed, and we may require additional supplies of Prolanta™ to complete the third dosing group. New drug supplies must be manufactured for future clinical trials. We will seek these drug supplies from our contract manufacturer. We also intend to pursue alternative sources of manufacturing to evaluate the feasibility and cost of other suppliers.

In the event we develop or acquire additional product candidates, we expect to make similar arrangements with a other third-party contract manufacturers for such product candidates, and these arrangements will entail similar risks.

If we are unable to make satisfactory arrangements with contract manufacturers, we may be required to alter our plans and we may have to establish our own manufacturing capabilities. This would require substantial additional funds, personnel and other resources to build, lease or operate any manufacturing facility.

Third-party manufacturers are required to comply with Current Good Manufacturing Practices (“cGMPs”) and similar regulatory requirements outside the United States. Facilities used by our contract manufacturer must be approved by the FDA before potential approval of Prolanta™. Similar regulations apply for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on contract manufacturers for compliance with the applicable regulatory requirements for the manufacture of Prolanta™. If a contract manufacturer cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate as well as substantial additional expense.

In addition, contract manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by contract manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our Prolanta™ and have a material adverse impact on our business, financial condition and results of operations.

Our current and anticipated future dependence upon others for the manufacture of Prolanta™ and any other product candidate that we develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

If clinical trials of Prolanta™ or of any future product candidate that we advance to clinical trials fail to demonstrate safety and efficacy to the satisfaction of the FDA or comparable foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of Prolanta™ or any other product candidate.

We are not permitted to commercialize, market, promote, or sell Prolanta™ in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the EMA, and we may never receive such approvals. We must complete extensive clinical trials to demonstrate the safety and efficacy of Prolanta™ in humans before we will be able to obtain these approvals. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable foreign regulatory authorities for Prolanta™.

The clinical development of Prolanta™ and any other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and any early clinical trial may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although Prolanta™ demonstrated an acceptable safety profile and efficacy in preclinical studies, we may nonetheless fail to demonstrate the safety or tolerability of Prolanta™ in our Phase 1 clinical trial and may fail to demonstrate efficacy in any of our clinical trials.

In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of our clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We cannot assure you that any of the clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent us from obtaining regulatory approval for Prolanta™, including:

•	clinical trials of our product candidates may produce unfavorable or inconclusive results;

•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors, including the manufacturer for Prolanta™ or the CROs conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	we may have to suspend or terminate clinical trials of Prolanta™ for various reasons, including lack of capital, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of our product candidate;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate;

•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of our third-party manufacturer;

•	the supply or quality of Prolanta™ or other materials necessary to conduct clinical trials may be insufficient or inadequate; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval

If we are required to conduct additional clinical trials or other testing of Prolanta™ beyond the trials and testing that we contemplate, if we are unable to successfully complete clinical trials of Prolanta™ or other testing, if the results of these trials or tests are unfavorable or are only modestly favorable or if there are safety concerns associated with Prolanta™, we may:

•	be delayed in obtaining marketing approval for Prolanta™;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired; obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing or other requirements;

•	remove the product from the market after obtaining marketing approval; or

•	curtail operations.

Our product development costs will also increase if we experience delays in testing or marketing approvals and we may be required to obtain additional funds to complete clinical trials. We cannot assure you that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our trials after they have begun. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize Prolanta™ or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, clinical trial delays may ultimately lead to the denial of regulatory approval of Prolanta™.

If we experience delays or difficulties in the enrollment of patients in clinical trials, if enrolled patients do not comply with the clinical trial protocol, or if clinicians participating in our clinical trials do not follow acceptable procedures, our development program will be delayed or halted and the receipt of necessary regulatory approvals could be delayed or prevented and we could have insufficient resources to complete our commercialization activities.

We may not be able to initiate or continue clinical trials for Prolanta™ if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trial;

•	the design of the clinical trial; and

•	competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

There is substantial competition among drug companies for the enrollment of ovarian cancer patients. The designation of Prolanta™ as an Orphan Drug relates to the limited number of such patients, which makes enrollment in clinical trials highly competitive. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays, increasing our costs, and would have an adverse effect on our Company.

Once enrolled in a clinical trial, each patient is required to comply with the clinical protocol, including the proper dosing of Prolanta™, scheduled physician visits, and required medical and laboratory tests. The clinicians who participate in the study must also follow the procedures in the clinical protocol, including maintaining proper records. The failure of any enrolled patient or the participating clinician to comply with the clinical protocol may delay the completion of the clinical trial, require an increase in enrolled patients, increase our development costs, affect the results of the study, and potentially adversely affect our commercialization timelines and plans.

Serious adverse events or undesirable side effects or other unexpected properties of Prolanta™ or any other product candidate may be identified during development or after approval, if obtained, that could delay, prevent or cause the withdrawal of the product candidates’ regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if obtained.

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, of Prolanta™ or any other product candidate could cause us, an institutional review board, or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If Prolanta™ or any of our other product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many drugs that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the drug.

If an event occurs after Prolanta™ or any other product candidates are approved, a number of potentially significant negative consequences may result, including:

•	regulatory authorities may withdraw the approval of such product;

•	regulatory authorities may require additional warnings on the label;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance, if approved, or could substantially increase commercialization costs and expenses, which could delay or prevent us from generating revenues from the sale of our products and harm our business and results of operations.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we or our collaborators are ultimately unable to obtain timely regulatory approval for our product candidates, our business will be substantially harmed.

The regulatory approval process is expensive and, while the time required to gain FDA and foreign regulatory approval is uncertain, it may take years. Regulatory approval is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We may be required to undertake and complete certain additional preclinical studies to generate toxicity and other data required to support the submission of a New Drug Application, or NDA, to the FDA or other regulatory authority. We have not obtained regulatory approval for Prolanta™. and it is possible that Prolanta™ or any future product candidate will ever obtain regulatory approval. Furthermore, approval in the United States by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that Prolanta™ is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that Prolanta™’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the data collected from clinical trials may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of our third-party manufacturer; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval

We cannot be assured that after spending substantial time and resources, we will obtain regulatory approval. Even if we were to obtain approval, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve Prolanta™ with a label that does not include the labeling claims necessary or desirable for the successful commercialization.

The designation of Prolanta™ as an Orphan Drug for the treatment of ovarian cancer may not be affirmed by FDA if and when we commence any marketing of the product.

The FDA has granted Orphan Drug designation to Prolanta™ for the treatment of ovarian cancer. Under the Orphan Drug Act in the United States, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is defined by the FDA as a disease or condition that affects fewer than 200,000 individuals in the United States. In the EU, orphan drug designation is provided for a drug that is intended to diagnose, prevent or treat a life-threatening or chronically debilitating condition which affects no more than 5 in 10,000 individuals in the EU (approximately 245,000 individuals) and for which no satisfactory method of diagnosis, prevention or treatment of the condition already exists, or if such method does exist, that the orphan product must be of significant benefit to the patient population over existing products. The company that obtains the first FDA approval for a designated orphan drug indication receives marketing exclusivity for use of that drug for that indication for a period of seven years in the US and 10 years for the 27 member states in the EU. The orphan drug designation also allows a reduction in select regulatory fees. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug. Orphan drug designation does not shorten the development or regulatory review time of a drug.

Orphan drug exclusivity may not prevent other market entrants. A different drug, or, under limited circumstances, the same drug may be approved by the FDA for the same orphan indication. The limited circumstances include an inability to supply the drug in sufficient quantities or where a new formulation of the drug has shown superior safety or efficacy. As a result, if Prolanta™ were approved for the treatment of ovarian cancer, other drugs could still be approved for use in treating the same indication covered by our product, which could create a more competitive market for us.

Moreover, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan drug indication, and as a result we may not be able to obtain marketing exclusivity. In such case, our competitive position would be limited to claims we can assert, if any, under our existing or pending patents. If a competitor obtains regulatory approval for a prolactin receptor antagonist equivalent to Prolanta™ for the same indication we are targeting before we do, and we are unsuccessful in challenging such product using our patent rights, we would be blocked from obtaining approval for that indication for seven years, unless our product is a new formulation of the drug that has shown superior safety or efficacy, or the competitor is unable to supply sufficient quantities.

There can be no assurances that products for the treatment of ovarian cancer will continue to be eligible for Orphan Drug designation, that the rules governing orphan drugs will not be amended or revoked, or that Prolanta™ will continue to qualify as an orphan drug. Accordingly, we may not receive any future benefits from the FDA designation of Prolanta™ as an orphan drug. Such as tax credits, reduced filing fees or market exclusivity. Additionally, other regulatory authorities, such as the EMA, may not grant Prolanta™ a similar designation.

We are dependent on our executive officers to manage our business effectively and if we are not able to retain such persons, our business will be materially adversely affected.

Our operations are wholly dependent on the skills, efforts and continued services of our two executive officers. These persons also are our only employees. While we have entered into employment agreements with such persons, any of them may terminate their employment with us at any time on short notice. Accordingly, there can be no assurance that such persons will remain associated with us. The loss of one or both of such persons would have a material adverse effect on our business.

Risks Related to Regulatory Approval and Other Governmental Regulations

We are subject to government regulation, and we may not receive approval for our proposed products in the United States or other major markets on a timely basis, if at all.

All aspects of our development, manufacturing and clinical trials of Prolanta™ are, and will continue to be, subject to extensive and rigorous scrutiny and regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction of biopharmaceutical products, as well as manufacturing, labeling and record keeping procedures for such products. The process of obtaining marketing clearance or approval for new medical products from the FDA is costly and time consuming, and there can be no assurance that such approval will be granted for our proposed products on a timely basis, if at all, or that the FDA review will not involve delays that would adversely affect our ability to commercialize our proposed products. Even if regulatory clearance or approval to market a product is obtained from the FDA, this clearance or approval may entail limitations on the indicated uses of the product. Marketing clearance or approval can also be withdrawn by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance.

Even if our proposed products are approved by regulatory authorities, if we fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our proposed products, it could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Even if regulatory approval of our proposed products is granted in the United States, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or effectiveness of the product. Later discovery of previously unknown problems with our proposed products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturer or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

Risks Related to Our Intellectual Property

Our competitive position is contingent upon the protection of our intellectual property.

Our current patents, and any patents we obtain in the future might be invalidated or circumvented by third parties. If any challenges are successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property is not adequately protected against competitors' products and methods, our competitive position could be adversely affected, as could our business.

Our commercial success, if any, will be significantly harmed if we infringe the patent rights of third parties or if we breach any agreements that we have entered into with regard to our technology or business.

The biopharmaceutical industry is characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biopharmaceutical companies with substantially greater resources than us have employed intellectual property litigation as a way to gain a competitive advantage. We may become involved in litigation, interference proceedings, oppositions, reexamination, protest or other potentially adverse intellectual property proceedings as a result of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties. Third parties may also challenge the validity of any of our issued patents. Similarly, we may initiate proceedings to enforce our patent rights and prevent others from infringing our intellectual property rights. In any of these circumstances, we might have to spend significant amounts of money, time and effort defending our position and we may not be successful. In addition, any claims relating to the infringement of third-party proprietary rights or proprietary determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management's attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees to execute appropriate confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with us be kept confidential and not disclosed to third parties except in specific circumstances and that all inventions arising out of the individual's relationship with us will be our exclusive property. Additionally, we seek to have our consultants and advisors execute similar confidentiality and assignment-of-inventions agreements with us, but in some instances these agreements have not included assignment-of-invention provisions. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology.

Claims of infringement or misappropriation of the intellectual property rights of others could prohibit us from protecting our rights to, or use and commercialization of, our proposed products, which could harm our business.

The biopharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation or interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. Additionally, we may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our product candidates and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges, should any be brought. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We have filed and are actively pursuing patent applications for our product candidates and manufacturing processes. The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biopharmaceutical patents has emerged to date in the United States. The biopharmaceutical patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license from a third-party. Further, if any of our patents are deemed invalid and unenforceable, it could impact our ability to license our technology and, as noted previously, fend off competitive challenges.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make compositions or formulations that are similar to our product candidates but that are not covered by the claims of our patents;

•	we might not have been the first to make the inventions covered by our issued patents or pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications will not result in issued patents;

•	our issued patents may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

We may infringe or be alleged to infringe intellectual property rights of third parties.

Our products or product candidates may infringe on, or be accused of infringing on, one or more claims of an issued patent or may fall within the scope of one or more claims in a published patent application that may be subsequently issued and to which we do not hold a license or other rights. Third parties may own or control these patents or patent applications in the United States and abroad. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

If we are found to infringe the patent rights of a third party, or in order to avoid potential claims, we or our collaborators may choose or be required to seek a license from a third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms.

Risks Associated with Our Common Stock

There is not now, and there may never be, an active market for our Common Stock.

Shares of our Common Stock have historically been thinly traded. Currently there is a limited, sporadic and highly volatile market for our Common Stock, and no active market for our Common Stock may develop in the future. As a result, our stock price as quoted by the OTC QB may not reflect an actual or perceived value. Moreover, several days may pass before any shares are traded; meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including, but not limited to:

•	we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and

•	stock analysts, stock brokers and institutional investors may be risk-averse and reluctant to follow a company such as ours that faces substantial doubt about its ability to continue as a going concern or to purchase or recommend the purchase of our shares until such time as we become more viable.

As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock. Accordingly, investors must assume they may have to bear the economic risk of an investment in our Common Stock for an indefinite period of time, and may lose their entire investment. There can be no assurance that a more active market for our Common Stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our Common Stock and would likely have a material adverse effect on the market price of our Common Stock and on our ability to raise additional capital.

We cannot assure that our Common Stock will become liquid or that it will be listed on a national securities exchange.

Until our Common Stock is listed on a national securities exchange such as Nasdaq or the NYSE, we expect our Common Stock to remain eligible for quotation on the OTC QB. If we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of our Common Stock. This would also make it more difficult for us to raise capital.

We may issue additional shares of preferred stock.

Our Articles of Incorporation authorizes the issuance of blank check preferred stock with designations, rights and preferences determined from time to time by the board of directors. There are currently 63,038,284 shares of Series A Preferred Stock issued and outstanding (currently convertible into 66,871,012 shares of Common Stock) and the Company has reserved the balance of the preferred shares for issuance upon exercise of outstanding warrants to purchase shares of Series A Preferred Stock. Accordingly, our board of directors is expected to be empowered, without stockholder approval, to issue additional preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Future sales of our Common Stock could lower our stock price.

We expect to sell additional shares of Common Stock to fund future working capital obligations. We cannot predict the size of future issuances of our Common Stock or the effect, if any, that future issuances and sales of shares of our Common Stock will have on the market price of our Common Stock. Sales of substantial amounts of our Common Stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our Common Stock. Moreover, sales of our Common Stock by existing shareholders could also depress the price of our Common Stock.

Rule 144 will not be available until August 2018 and this may affect trading in our stock before and after this date.

As a result of the Merger, the Company ceased being a “shell” company under the SEC’s rules and Rule 144 will be available commencing in August 2018. The unavailability of Rule 144 until August 2018 may impact the trading market for the Company Common Stock prior to and after August 2018.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time, either from holders of shares that are in the public float or as a result of registering the issuance of shares to be issued upon conversion of the Convertible Notes and exercise of the Warrants. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. As of March 14, 2018, there are 104,477,936 shares of Common Stock outstanding. Of such number, approximately 31,765,903 shares may be sold in the public market immediately without restriction and the balance are currently restricted as a result of securities laws or lock-up agreements until at least August 2018. The Company has registered the resale of 51,515,928 shares of Common Stock to be issued upon conversion of the Convertible Notes and exercise of the Warrants and expects to register additional shares. Additionally, there are 63,038,284 shares of Series A Preferred Stock that are currently convertible into 66,871,012 shares of Common Stock eligible to be resold pursuant to Rule 144 commencing in August 2018. In addition, upon the exercise of warrants to acquire Series A Preferred Stock or the exercise of other warrants and options to acquire Common Stock, 65,772,889 shares of Common Stock could be issued and become eligible to be resold pursuant to Rule 144 commencing in August 2018.

Our Common Stock is subject to the “penny stock” rules of the SEC, which makes transactions in our Common Stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of Common Stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The price of our Common Stock will remain volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us, our strategic partners or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our Company’s industry;

•	additions or departures of key personnel;

•	sales of our Common Stock or other securities in the open market;

•	our ability to acquire seismic data and other intellectual property on commercially reasonable terms and to defend such intellectual property from third party claims;

•	litigation; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of companies’ securities, securities class action litigation has often been initiated against those companies. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We do not anticipate dividends to be paid on our Common Stock.

Cash dividends have never been declared or paid on our Common Stock, and we do not anticipate such a declaration or payment for the foreseeable future.

The holders of Convertible Notes and Warrants will have the potential of selling a significant percentage of our Common Stock from time to time, which may have an adverse impact on our trading and the market price of our shares.

The Convertible Notes currently may be converted into 76,889,231 shares of Common Stock, and the Warrants may be exercised for up to 59,872,837 shares of Common Stock. The resale of 51,515,928 shares has been registered with the SEC. This potential number of shares of Common Stock that may be sold may have an adverse effect on the public market of our stock. The holders, however, have entered into an agreement with the Company that they will not at any time hold more than 4.99% of our Common Stock, which amount may be increased to 9.99% at the election of the holders, but not in excess of 9.99%, which is referred to as the blocker provision. Because of the large number of shares that may be issued from time to time on conversion of the Convertible Notes and/or exercise of the Warrants, there may be an adverse effect on the market because of the quantity and regularity of conversion and/or exercise and sale of those shares, or even the potential of those shares being sold. Although there are the blocker provisions, investors may disregard these limits when evaluating our Common Stock available to be sold in the public market. Therefore, there may be limited demand and excessive price and volume volatility.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

See Item 1. Business.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the OTC QB under the symbol “ONCX.” Shares of our Common Stock have historically been thinly traded, and currently there is a limited, sporadic and highly volatile trading market for our Common Stock. Prior to December 19, 2017, our Common Stock was quoted on the OTC Pink. As a result, our stock price as quoted by the OTC QB or OTC Pink may not reflect an actual or perceived value. The following table sets forth the approximate high and low sales prices for our Common Stock for the last two fiscal years, including the period prior to the Merger with Oncolix/DE (prior to August 3, 2017). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
YEAR 2017
Quarter ended December 31, 2017	$0.09	$0.03
Quarter ended September 30, 2017	$0.20	$0.05
Quarter ended June 30, 2017	$0.17	$0.02
Quarter ended March 31, 2017	$0.09	$0.01

YEAR 2016
Quarter ended December 31, 2016	$0.30	$0.01
Quarter ended September 30, 2016	$0.50	$0.30
Quarter ended June 30, 2016	$0.40	$0.36
Quarter ended March 31, 2016	$0.40	$0.36

Holders

The number of record holders of the Company’s Common Stock, as of March 14, 2018, is approximately 101.

Dividends

The Company has not declared any dividends with respect to its Common Stock and does not intend to declare any dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company doesn’t maintain a shareholder approved equity compensation plan and disclosure with respect to (i) existing options issued to our executive officers is set forth in “Item 11. Executive Compensation – Outstanding Option Awards at Fiscal Year End” and (ii) a warrant issued to a director is set forth in “Item 10. Directors, Executive Officers and Corporate Governance – Director Compensation”.

Recent Sales of Unregistered Securities

The following table sets forth unregistered sales of securities by the Company in the fiscal year ended December 31, 2017 that were not previously reported.

Name of Security Holder	Shares of Common Stock Received	Date Securities Sold	Consideration ($)
Pillar Marketing Group, Inc.	420,000 shares	December 1, 2017 (Note 1)	Services under contract
UCAP PARTNERS LLC	180,000 shares	December 1, 2017 (Note 1)	Services under contract
John W. Holaday PhD	900,000 (Note 2)	December 1, 2017 (Note 2)	Services as a director

Notes:	(1)	Shares were issuable pursuant to a services contract dated December 12, 2017, and corresponding certificates were issued in January 2018.
	(2)	Represents a warrant to acquire 900,000 shares of Common Stock for $0.09 per share.

In connection with a services agreement with Redwood Investment LLC, the Company has agreed to issue 600,000 shares of its Common Stock to affiliates of Redwood Investment LLC. As of December 31, 2017, such shares had not been issued, but were issued during January 2018. These securities were offered in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D (“Regulation D”) promulgated under the Securities Act and no sales commissions were paid. In addition, there was no general solicitation or advertising for these securities issued and the investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration.

In connection with his service as a director, on December 2, 2017, the Company issued a warrant to John W. Holaday PhD to acquire 900,000 shares of Common Stock for $0.09 per share. The warrant is exercisable as to 300,000 shares on December 1, 2017, and as to 300,000 shares on each of the first and second anniversary of such date. The closing market price of the Company’s Common Stock on December 1, 2017, was $0.062 per share. The warrant expires if unexercised on November 30, 2022. These securities were offered in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D (“Regulation D”) promulgated under the Securities Act and no sales commissions were paid. In addition, there was no general solicitation or advertising for these securities issued and the investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the financial statements and the related notes thereto and Risk Factors in this Form 10-K.

Basis of Presentation

On April 8, 2017, Oncolix/DE acquired approximately 66% of the outstanding common stock of AEPP, a public entity traded on the over the counter market OTC Bulletin Board with limited or no operating activities and no indebtedness. Oncolix/DE paid $315,000 in cash and paid a fee to an investment banker of $50,000 in connection with this transaction.

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

Contemporaneously with the Merger, Oncolix issued a series of short-term senior secured convertible notes (the “August Notes”) and related warrants to acquire Common Stock (i) in exchange for prior indebtedness of Oncolix/DE and (ii) for cash proceeds of $2 million.

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

In early 2016, we commenced a Phase I clinical trial of Prolanta for the treatment of ovarian cancer. This trial will evaluate three dose-levels of Prolanta according to a protocol submitted to the FDA. We completed the first dosing group in June 2016, and our Data and Safety Monitoring Board (“DSMB”) has given us permission to dose a second group of patients with a higher dose of Prolanta. Dosing of this second group is expected to commence in 2018.

As a clinical-stage biotechnology company, we have no revenues and must raise substantial additional capital to support the completion of our development and commercialization activities. The Company’s business is subject to significant risks and uncertainties, including the risk of failure to secure additional funding for the Company’s future operations and to repay its existing indebtedness.

We have experienced negative cash flows from operations since the commencement of operations, and we expect these losses to continue into the foreseeable future as we continue the development and clinical testing of our principal product candidate, Prolanta™, and seek regulatory approval to market products. In August 2017, we completed a debt financing through the issuance of the August Notes which are expected to fund our operations into April 2018. The August Notes mature in seven installments during 2018. We are currently seeking financing that would fund repayment of this debt and fund operations through at least 2019. Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities or through the licensing of our products. In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue or curtail operations, or sell assets at distressed prices. This uncertainty raises substantial doubt about our ability to continue as a going concern, as noted in the opinion of our independent registered public accounting firm in the audited financial statements as of December 31, 2017. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced negative cash flows from operations since the commencement of operations and expects these losses to continue into the foreseeable future as the Company continues the development and clinical testing of Prolanta™ and seeking regulatory approval to market products. In addition, the Company has substantial liabilities that are payable during 2018, and such liabilities exceed the cash resources currently available to the Company. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made regarding realization of deferred tax assets, the calculation of the fair value of stock options awarded, the estimation of the value of warrants issued in conjunction with capital stock or for services, and the projected realization of the carrying basis of our assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

Critical Accounting Policies

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Form 10-K.

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

During July 2017, the FASB issued ASU 2017-11, which addresses certain provisions regarding the determination of whether financial instruments are derivatives. Early adoption by the Company was permitted, and retrospective treatment was required. There was no retrospective effect related to the Company’s early adoption, but the accounting treatment of the notes and warrants issued in August 2017 as well as the company’s Series A Preferred Stock was affected. See Notes 3 and 5 of the Consolidated Financial Statements as of December 31, 2017.

Results of Operations

General. We are in the early stage of development of our product candidate, Prolanta, which will require extensive testing in humans and regulatory approvals prior to sale for medical use. To date, we have not generated any revenues from operations. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, Prolanta™ may never be successfully developed or commercialized. At December 31, 2017, Oncolix had an accumulated deficit of $22.6 million primarily as a result of expenditures for research and development and general and administrative expenses. We expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues or achieve profitability.

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

Comparison of Years Ended December 31, 2017 and 2016. The results of operations of Oncolix for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Revenue	$-	$-	$-	-%
Expenses
Research and development expenses	462,632	709,009	(246,377)	-35%
General and administrative expenses	1,489,941	620,835	869,106	140%
Total operating expenses	1,952,573	1,329,844	622,729	47%
Gain on extenguishment of debt	(437,184)	-	(437,184)	*
Interest expense on convertible notes	1,841,365	55,912	1,785,453	3,193%
Net loss	$(3,356,754)	$(1,385,756)	(1,970,998)	142%

Loss per common share - basic
and diluted	$(0.040)	$(0.019)	$(0.020)	103%
Weighted average common shares
outstanding - basic and diluted	84,781,491	71,148,163

_________

* Not Meaningful

Research and development expense decreased approximately $246,000 from 2016 to 2017 principally as a result of the costs of the Phase 1 clinical trial conducted in 2016. Manufacturing activities were conducted in late 2015 and early 2016, and subject enrollment, treatment and monitoring occurred in the first half of 2016. There was a pause in this clinical trial until the end of 2017 as new supplies of Prolanta were obtained, but activities commenced again in late 2017 and are expected to continue in 2018. In summary, manufacturing costs declined from approximately $306,000 to $77,000 from 2016 to 2017. Clinical trial costs were approximately $198,600 in 2016 and $214,000 in 2017. Patent costs declined approximately $132,000 from 2016 to 2017 as older patent filings have matured, resulting in fewer activities in 2017. In late 2017, the Company sponsored additional Prolanta-related research in ovarian cancer by a collaborator and funded the research of $100,000.

General and administrative costs increased approximately $869,000 from 2016 to 2017 principally as a result of higher public entity and financing costs in 2017 versus the private company in 2017. The principal increases in costs were: (i) audit costs increased approximately $74,000 related to the merger and various registration statements filed; (ii) legal costs related to the merger with Oncolix/DE and public activities increased approximately $196,000; (iii) public relations and other third-party public costs increased approximately $116,000; (iv) compensation costs increased approximately $68,000 primarily as a result of greater time devoted to the Company under a variable salary arrangements; and (v) the costs of Oncolix/DE to acquire a controlling interest in Oncolix, $365,000, was expensed as a merger cost.

The Company recorded a gain on extinguishment of debt of $437,184 in 2017 resulting from the partial payment of amount due to a vendor and settlement of all claims.

Interest expense in 2017 was attributable to the notes sold in 2017 as well as the notes sold in September and November 2016. These notes were sold at substantial discounts to the amounts due at maturity, resulting in higher recorded interest expense for accretion. See Note 5 of Notes to Consolidated Financial Statements for a summary of interest expense, including accretion, by note series.

The net loss for 2017 increased approximately $1,971,000, or 142%, compared to 2016 period as a result of these offsetting effects. The gain on extinguishment of debt in 2017 was more than offset by increase in interest expense from the higher debt balances and the higher general and administrative costs associated with being a public entity. However, because of the higher number of outstanding shares of Common Stock from the merger of Oncolix/DE and Oncolix in April 2017, the net loss per Common Share only increased by $0.02 per Common share, or 103%.

Liquidity and Capital Resources

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of Prolanta for the treatment of cancer. The FDA has granted clearance to conduct a Phase 1 clinical trial in subjects with ovarian cancer, and we commenced the first phase of this study in early 2016. If this and other studies are successful, substantial additional resources will be necessary to complete the development of Prolanta and seek regulatory approval to market the drug. Based on our current expectations, we believe this development will require at least $25 million of additional funds.

As of December 31, 2017, we had cash of approximately $494,000 and secured notes payable (the August Notes) with a balance due at maturity of approximately $4,610,000. In addition, we have liabilities to third parties and related parties totaling approximately $366,000 and deferred compensation to our employees of approximately $1,268,000 as of December 31, 2017. Our employees have agreed to continue to defer the payment of prior compensation until Oncolix has raised substantial additional equity.

The Company believes that it has sufficient cash on hand to fund its normal operations into April 2018. The exact duration that our liquidity will be sufficient to fund operations depends upon many factors, some of which are outside the control of the Company, and is difficult to predict. In particular, the August Notes mature in 2018, and pursuant to the terms the holders may demand earlier repayment. This will substantially affect our ability to operate or continue as a going concern, unless the holders of the August Notes convert the debt into Common Stock, we can negotiate different terms, or we obtain additional funds to repay this debt.

The development of pharmaceutical products requires laboratory and preclinical studies before seeking regulatory approval for human testing, as well various stages of testing in humans. We have completed these laboratory and preclinical studies, but the results of our human studies or requests of regulatory authorities may require additional studies. In addition, the manufacturing of Prolanta must be conducted under controlled conditions, and we may seek to improve the process or change contract manufacturers to improve costs. After we complete the Phase 1 clinical trial, the human studies to determine the safety and efficacy of Prolanta will be conducted in larger and larger groups of patients. All of these activities will require the expenditure of substantial funds. In the event that we obtain or develop additional product candidates in addition to Prolanta, we will incur similar types of costs.

We expect our research and development expenses to increase in connection with our ongoing activities relating to Prolanta, particularly as we focus on and proceed with our clinical trials for our Prolanta product. In addition, our expenses could increase beyond current expectations if applicable regulatory authorities, including the FDA, require that we perform studies in addition to those that we currently anticipate, assuming we successfully complete our Phase 1 clinical trials, commence and complete our proposed Phase 2 clinical trials.

We currently estimate that the completion of the Phase 1 clinical trial will require the direct expenditure of $500,000 in 2018, exclusive of other corporate costs. This estimate is dependent on the timing of enrollment of subjects in the trial and the cost and availability of drug supplies. We will still need substantial additional capital in the future in order to complete the clinical trials and obtain regulatory approval of Prolanta. Accordingly, we will need to raise additional capital to fund future operations and make payments on our short-term debt, and we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all. Failure to raise additional capital could cause us to curtail operations and result in the loss of your investment in our common stock.

If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts or, potentially, all operations. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or to grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our forecast of the period of time through which our current capital will be adequate to support our normal operations, and our forecast of future capital needs, are forward-looking statements and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could expend our available capital resources sooner than we currently expect.

Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities or through the licensing of our products. There can be no assurances that we will be able to obtain funding, or that such arrangements will be on terms attractive to us. In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue, operations, or sell assets at distressed prices. This uncertainty raises substantial doubt about our ability to continue as a going concern, as noted in the opinion of our independent registered public accounting firm in the audited financial statements as of December 31, 2017.

Cash Provided by (Used in) the Years Ended December 31, 2017 and 2016

The following table shows a summary of the Company’s cash flows for the periods presented.

	Year Ended December 31,
	2017	2016	Change
Net cash used in operating activities	(2,381,434)	(445,269)	$(1,936,165)
Net cash provided by financing activities	2,860,580	186,470	$2,674,110
Net increase (decrease) in cash and cash
equivalents	479,146	(258,799)	$737,945
Cash and cash equivalents at beginning
of period	15,264	274,063
Cash and cash equivalents at end of period	$494,410	$15,264
Non-cash financing activities
Stock issued to pay interest and other liabilities	$86,806	$-	$86,806
Stock issued on cashless exercise of warrants	$90	$-	$90
Beneficial conversion feature of notes issued	$1,822,248	$-	$1,822,248
Stock assumed in reverse merger	$3,177	$-	$3,177
Warrants issued in debt modifications	$19,900	$-	$19,900
Warrants issued to placement agent	$267,422	$38,687	$228,735
Debt discount related to warrants issued	$1,639,005	$41,366	$1,597,639
Imputed dividend for adjustment of Series A
conversion price into Common Stock	$282,089	$-	$282,089
Supplemental information
Interest paid in cash	$117,010	$-	$117,010

Cash used in operating activities increased approximately $1,936,000 from the year ended December 31, 2016 to the year ended December 31, 2017. In part, this resulted from the deferral of payment of certain 2016 activities to 2017, when the Company had greater cash resources. Oncolix began the activities necessary to commence its Phase I clinical trial during late 2015 and early 2016. This included commencing the manufacturing of supplies of Oncolix for the clinical trial. The enrollment and dosing of subjects in the clinical trial commenced in early 2016, and the first doing phase was completed in the first half of 2016. Oncolix began the sale of a unit of notes and warrants in September 2016 as noted below. However, as a result of reduced cash resources available, the deferral of payment of certain operating costs occurred in 2016, and accounts payable and amounts payable to related parties increased approximately $760,000 in total in 2016. During 2017, accounts payable and amounts payable to related parties decreased approximately $178,000 as we used available cash to retire some of these 2016 obligations and to pay the higher level of other expenditures in 2017. Additionally, part of the increase in accounts payable in 2016 to one vendor was settled in 2017 for a partial payment, resulting on a gain on extinguishment of debt of $437,000 (such gain amount also includes activities prior to 2016). In addition to the reduction in liabilities, we incurred substantially higher costs related to the merger and being a public company as discussed in the previous section.

Cash provided by financing activities increased approximately $2,674,000 from the year ended December 31, 2016 to the year ended December 31, 2017. During September and November 2016, Oncolix sold units of secured promissory notes and warrants to acquire Series A Preferred Stock for net proceeds of approximately $184,000. These proceeds would not fully fund 2016 activities, resulting in the increase in liabilities in 2016 described above. During 2017, we sold secured notes and related warrants to acquire Common Stock for approximately $2,980,000 and repaid certain of the notes sold in 2016 for $120,000.

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

Net Operating Loss Tax Carry-Forwards

At December 31, 2017 the Company has net operating loss carryforwards (“NOLs”) of approximately $9.2 million and an Orphan Drug Tax Credit of approximately $567,000 which are available to reduce future Federal income taxes. The future utilization of these carryforwards will be severely restricted by various tax regulations as a result of changes in ownership of the Company. These carryforwards begin to expire in 2027, if not utilized. In addition, we have deferred the deduction of approximately $7.6 million in research and administrative costs as of December 31, 2017, and these may be deducted in future federal tax returns.

During December 2017, the US enacted the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), which substantially reduced the federal tax rate for US corporations from 35% to 21% commencing in 2018. The 2017 Tax Act also reduced the benefits available from the Orphan Drug Tax Credit. We previously have recorded a valuation allowance to fully offset our deferred tax assets, which was determined using the previous statutory federal income tax rate of 35%. As of December 31, 2017, we have utilized the newly enacted statutory federal tax rate of 21%, resulting in a reduction in deferred tax assets of approximately $2.8 million. There is substantial uncertainty regarding the ability to utilize our deferred tax assets, and we have recorded a valuation allowance to offset any potential future tax benefit. Accordingly, the 2017 Tax Act did not have an effect on our results of operations or financial position.

The utilization of our deferred tax assets is restricted when substantial changes in our ownership occur, as defined in Section 382 of the Internal Revenue Code. We believe the Merger on August 3, 2017, will restrict the use of accumulated tax attributes prior to such date, but this is not expected to affect our federal tax liability for the foreseeable future given the early stage of development of Prolanta. In addition, a transfer of our capital stock held by GHC among its affiliated companies in September 2017, provided additional restrictions on the utilization of tax attributes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As a result of the Merger as previously described, Oncolix/DE is treated as the acquirer for accounting and financial reporting purposes while AEPP is treated as the acquired entity for accounting and financial reporting purposes. Accordingly, the financial statements of the Company are the historical financial statements of Oncolix/DE prior to the Merger. Accordingly, the Company financial statements as of December 31, 2015 and 2016 have been audited by Pannell Kerr Forster of Texas, P.C., an independent registered public accounting firm (“PKF”) to the extent and for the periods set forth in their report thereon, appearing elsewhere in this registration statement, and are included in reliance upon such report given on the authority of PKF as experts in auditing and accounting.

The financial statements of AEPP prior to the Merger as of December 31, 2016 were audited by B F Borgers CPA PC, an independent public accounting firm (“Borgers”).

On August 4, 2017, the Board of Directors of the Company approved engagement of PKF as the independent registered public accounting firm for the Company. PKF has previously conducted audits of Oncolix/DE, and the historical financial statements of Oncolix/DE are presented as the historical financial statements of AEPP after the Merger. The previous independent registered public accounting firm for AEPP was Borgers, which conducted the audit of the financial statements for the year ended December 31, 2016. The report of Borgers on the AEPP financial statements did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report contains an explanatory paragraph stating that there was substantial doubt about the company's ability to continue as a going concern.

There were no disagreements between the Company and Borgers for 2016 and the March 31, 2017 interim filing on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Borger would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of December 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission . Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer and Principal Financial Officer and its Principal Accounting Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

Change in Internal Control Over Financial Reporting

We have not made any significant changes to our internal controls during the quarter ended December 31, 2017. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Our executive officers and directors and their respective ages, positions and biographical information are set forth below. Each director serves until the next annual meeting of the stockholders or until his successor is duly elected and qualified. The current terms for the directors expire in May 2018. All officers serve at the discretion of the board of directors.

Name	Age	Position
Michael T. Redman	63	Director, President and Chief Executive and Chief Financial Officer
Jerry Youkey MD	69	Director
Dale Zajicek	64	Director
John W. Holaday PhD	72	Director
J. Donald Payne	62	Secretary and Principal Accounting Officer

Michael T. Redman. Mr. Redman has served as the Chief Executive Officer and a Director of Oncolix since the inception of operations in January 2007, as Chief Financial Officer since 2012, and as Chief Executive Officer, Chief Financial Officer and Director of AEPP since April 2017. Mr. Redman created and named Oncolix from technology acquired from GHS. Since joining Oncolix, Mr. Redman has prepared business plans, presented at major life science conferences and has been primarily responsible for eight issued US patents and additional foreign patents. Prior to forming Oncolix, Mr. Redman was the chief executive officer of Bone Medical in Australia and thereafter the chief executive officer and co-founder of Opexa Pharmaceuticals, which commenced operations in February of 2001 and was sold to PharmaFrontiers Corporation in November 2004. In addition to the above positions, Mr. Redman also has held key management positions with Zonagen (now Repros Therapeutics), Aronex Pharmaceuticals, Biovail, and American Home Products (now Pfizer). Mr. Redman is an active member of the Licensing Executives Society and formerly served on its Executive Committee. Mr. Redman earned a BA in Biology from the University of Missouri and a Masters in Business Administration from the University of Phoenix. The Company has concluded that the specific experiences, qualifications and skills described above, including, without limitation, the significant background in corporate finance, understanding and expertise regarding applicable FDA regulations and protocols, as well as the existence of extensive contacts in the clinical-stage biopharmaceutical industry, constitute the skill set necessary to serve as the Company’s Chief Executive Officer and Director.

Dr. Jerry R. Youkey. Dr. Youkey has served as a director of the Company since September 2017, and currently serves as serves as executive vice president and chief academic officer of Greenville Health System (GHS) of Greenville, South Carolina, reporting to the chief executive officer of GHS. GHS is an 8-campus integrated delivery system with 1,756 beds in 8 hospitals, employing approximately 14,000 employees and 1,000 medical doctors. Since 2011, Dr. Youkey has additionally served as Founding Dean of University of South Carolina School of Medicine-Greenville and in 2015 was appointed University of South Carolina Associate Provost for Health Sciences-Greenville. Dr. Youkey served a rotating internship and general surgery residency at William Beaumont Army Medical Center, El Paso, TX, and a fellowship in peripheral vascular surgery at Walter Reed Army Medical Center, Washington, DC. Dr. Youkey also served in the US Army and was honorably discharged in August 1984, after attaining the rank of Colonel, Medical Corps. Dr. Youkey served as Chief, Department of Surgery, and Director, Peripheral Vascular Surgery Fellowship Program at Geisinger Medical Center, Danville, PA, prior to coming to Greenville. Dr. Youkey is certified by the American Board of Surgery in general vascular surgery. Dr. Youkey is widely published in his specialty field of general vascular surgery, having authored books, abstracts, and journal articles. Dr. Youkey holds the academic appointment of Professor and Associate Dean at the University of South Carolina, Columbia, SC. Dr. Youkey received his BA from Stanford University, Palo Alto, CA, his medical degree from the Medical College of Wisconsin, Milwaukee, WI, and is a member of numerous professional societies and organizations. The Company has concluded that the specific experiences, qualifications and skills described above, including, without limitation, the significant background in clinical affairs, clinical trials, and hospital operations, constitute the skill set necessary to serve as the Company’s Director.

Dale Zajicek. Mr. Zajicek has served as a director of the Company since September 2017, and has over 37 years of experience in the pharmaceutical and biotech industry. In 2015 he retired as president of BioVectra, Inc., located in Charlottetown, Prince Edward Island, Canada, and served as an executive officer with BioVectra since 1995. Following his promotion to chief operating officer in 2005, he was responsible for growth of the firm’s contract manufacturing and drug development efforts, with the firm filing numerous Drug Master Files (DMF), Investigational New Drug applications (IND), and supported the New Drug Applications for numerous clients. Mr. Zajicek successfully led BioVectra to the development of generic docetaxel, and obtained “first to file” status for this oncology drug. BioVectra partnered the product with Sandoz for the US market, and other marketing firms for markets in Canada, Europe, Middle East, North Africa, and South America. Under Mr. Zajicek’s leadership, BioVectra developed capabilities in microbial fermentation for protein-based and small molecule drugs, as well as combining biotech processing with synthetic capabilities to perform unique chemistries and conjugations of large to small molecules. Prior to joining BioVectra, Mr. Zajicek held positions in manufacturing operations, engineering, research and product development, and business development at G. D. Searle and The NutraSweet Company. Mr. Zajicek holds a BS in Chemical Engineering from Illinois Institute of Technology and a BS in Business Administration from Elmhurst College. The Company has concluded that the specific experiences, qualifications and skills described above, including, without limitation, the significant background in drug manufacturing under regulatory guidelines, constitute the skill set necessary to serve as the Company’s Director.

John W. Holaday PhD. Dr. Holaday was appointed to the Board on December 1, 2017 and has previously served as a senior executive at several growing biopharmaceutical companies. Most recently, until his retirement in 2014, Dr. Holaday was co-founder, chief executive officer, managing director and board member of QRxPharma, a specialty pharmaceutical company headquartered in Sydney, Australia, where he directed the development and NDA submission of a better-tolerated opioid. Prior to founding QRx in 2007, he was co-founder of the technology-focused Harvest Bank of Maryland and co-founder and chief executive officer of EntreMed, Inc., a pioneering anti-angiogenesis company focused on oncology. He co-founded MaxCyte, a flow electroporation company. Prior to that, he was co-founder and executive vice president of Research and Development at Medicis Pharmaceutical Corp., a dermatology company acquired by Valeant Pharmaceuticals in 2012 for $2.6 billion. He is currently a board member for several biopharmaceutical companies and non-profit organizations. He earned his B.S. and M.S. from the University of Alabama, and his Ph.D. in Pharmacology from the University of California, San Francisco School of Medicine. He holds over 90 patents and has published over 230 scientific articles, book chapters and four books. He served as Chair of the BioAlliance of the Tech Council of Maryland. In 2006, he was named to the Ernst & Young’s Entrepreneur of the Year Hall of Fame. The Company has concluded that the specific experiences, qualifications and skills described above, including, without limitation, the significant background in management of developing medical technology companies, constitute the skill set necessary to serve as the Company’s Director.

J. Donald Payne. Mr. Payne has served as the Senior Vice President - Administration and Secretary of Oncolix/DE since 2011, and has served as a as the Secretary and Principal Accounting Officer of Oncolix since April 2017. He also served as a Director of Oncolix from April to October 2017. During 2017 and 2016, approximately 78% and 50% of Mr. Payne’s time was devoted to Oncolix, with such amount varying based on the anticipated needs of Oncolix. It is expected that he will devote approximately 75% of his time to Oncolix during 2018. In such capacities, Mr. Payne has been responsible for assisting with managing the clinical and manufacturing operations of Oncolix as well as handling regulatory filings and intellectual property matters. Mr. Payne also currently is the co-founder, president and director of AuroRad, Inc., an unaffiliated start-up that intends to develop radiation oncology products. The Company believes that the business of AuroRad is not competitive with the operations of the Company. Until June 2012, Mr. Payne was a director and chairman of the audit committee of Pressure Biosciences, Inc., a Nasdaq-listed life science instrumentation company. Previously, Mr. Payne held various senior management positions at Nanospectra Biosciences, Sensus Drug Development, LifeCell Corporation, Aprogenex and Entex Energy. Mr. Payne has co-authored 9 scientific publications and is a co-inventor of 2 issued patents. Mr. Payne is a Summa Cum Laude graduate of Rice University with a Masters in Business Administration (1992) and a Summa Cum Laude graduate of Texas A&M University (1976) with a Bachelor in Business Administration. Mr. Payne is a licensed certified Public Accountant in Texas (1978). The Company has concluded that the specific experiences, qualifications and skills described above, including, without limitation, the significant background in corporate finance and accounting and extensive understanding of, and experience in, the clinical-stage biopharmaceutical industry, constitute the skill set necessary to serve as the Senior Vice President – Administration of Oncolix/DE and Secretary and Principal Accounting Officer of the Company.

Code of Ethics

The Company has adopted a Code of Ethics policy for its executive officers, included as an exhibit to our Form S-1 filed with the SEC on November 19, 2013.

Involvement in Certain Legal Proceedings

There are currently no material pending legal proceedings to which the Company is a party or of which any of its property is the subject, in which any of the above referenced directors or officers is a party adverse to the Company or has a material interest adverse to the Company. Furthermore, during the past ten years, none of the Company's officers or directors described above were involved in any legal proceedings that are material to an evaluation of the ability or integrity of such directors and officers.

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

Director Compensation

During 2017 and 2016, the directors of the Company were not compensated for their services as directors and it is not expected that the directors will receive compensation in 2018, except as described below. Upon his appointment to the Board, Dr. Holaday was granted a warrant to acquire 900,000 shares of Common Stock at $0.09 per share. This warrant was initially exercisable for 1/3 of the shares, and 1/3 are exercisable on the first and second anniversary. The warrant expires on November 30, 2022. Dr. Holaday will also be paid $1,000 per month of service. The Company has no other formal arrangement pursuant to which directors are compensated for their services in their capacity as directors, but expects to adopt a policy in 2018 for independent directors. Directors are reimbursed for reasonable out of pocket expenses incurred.

Compensation Committee Interlocks and Insider Participation; Board Committees

The Company does not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committee of its Board of Directors. As such, the directors act in those capacities. The Company believes that committees of the Board are not necessary at this time given that the Company is a development stage company. However, the directors will continue to study this matter, and the Company plans to add Board members and/or committees of the Board as its business develops

Messrs. Redman and Payne have not participated in deliberations concerning executive officer compensation. None of the Company’s executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on the Company’s board of directors. No member of the Company’s board of directors is an executive officer of a company in which one of the Company’s executive officers serves as a member of the board of directors or compensation committee of that company.

Director Independence

Quotations for our Common Stock are entered on the OTC QB inter-dealer quotation system, which requires that we have two independent directors. For purposes of determining director independence, the Company applied the definitions set out in Nasdaq Rule 4200(a)(15). Under Nasdaq Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As of February 8, 2018, the Company believes Mr. Zajicek and Dr. Holaday qualify as independent directors. One of our directors, Mr. Redman, is an executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of filings with the SEC: (i) Jerry Youkey MD, a Director, was required to file a Form 3 Initial Statement of Beneficial Ownership of Securities on April 16, 2017, and this Form 3 was filed with the SEC on April 28, 2017; (ii) Dale Zajicek, a Director, was required to file a Form 3 Initial Statement of Beneficial Ownership of Securities on April 16, 2017, and this Form 3 was filed with the SEC on April 24, 2017; (iii) Michael T. Redman, Director and Chief Executive and Financial Officer of the Company, was required to file a Form 4 Statement of Changes in Beneficial Ownership on August 7, 2017, and this Form 4 was filed with the SEC on September 14, 2017; (iv) Health Sciences Center LLC was required to file a Form 3 Initial Statement of Beneficial Ownership of Securities on August 13, 3017, and this Form 3 was filed with the SEC on September 14, 2017; and (v) John W. Holaday PhD, a Director, was required to file a Form 3 Initial Statement of Beneficial Ownership of Securities on December 10, 2017, and this Form 3 was filed with the SEC on December 27, 2017.

Item 11. Executive Compensation.

Compensation to Officers of the Company

The following tables contain compensation data for our named executive officers as of the fiscal years ended December 31, 2017 and 2016:

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the last two fiscal years awarded to or earned by our named executive officers.

Name and Principal Position	Year	Salary		Non-Equity Incentive		Total

Michael T. Redman,	2017	$290,016	(1)	$-	(2)	$290,016
President and Chief Executive Officer and Principal Financial Officer	2016	$290,016	(1)	$-	(2)	$290,016

J. Donald Payne,	2017	$154,934	(3)	$–		$154,934
Secretary and Principal Accounting Officer	2016	$95,700	(3)	$–		$95,700

__________

(1)	The base salary of Mr. Redman was $290,016 for the periods noted. A variable percentage of salary was paid each period depending on the available cash resources of the Company, and the remainder was deferred. During 2017, $290,016 was paid in cash and $0 was deferred. During 2016, $99,254 was paid in cash and $190,762 was deferred. Mr. Redman has agreed to defer payment of the unpaid amounts for these and prior years until such time as the Company has raised additional funds, and these unpaid amounts are reflected as deferred compensation in the Company’s financial statements.

(2)	The board of directors of Oncolix adopted an incentive cash compensation plan for Mr. Redman, pursuant to which he may earn 1% of the cash proceeds from equity financings. No amounts were earned or paid in 2017 or 2016. Mr. Redman has agreed to defer payment of prior amounts earned until such time as the Company has raised additional funds, and this unpaid amount is reflected as deferred compensation in the Company’s financial statements.

(3)	The base salary of Mr. Payne is $200,000 per year, and the amounts incurred by the Company vary based on the percentage of his time devoted to the Company’s activities. During 2017 and 2016, approximately 78% and 50% of Mr. Payne’s time was devoted to Oncolix, but it is expected to be approximately 75% in 2018. A variable percentage of salary was paid during 2016 depending on the available cash resources of the Company, and the remainder was deferred. During 2016, $67,800 was paid in cash, and $27,900 was deferred. During 2017, all amounts were paid. Mr. Payne has agreed to defer payment of the unpaid amounts for these and prior years until such time as the Company has raised additional funds, and these unpaid amounts are reflected as deferred compensation in the Company’s financial statements.

Employment Arrangements

Mr. Redman is paid pursuant to a verbal arrangement, and his annual salary is $290,016. In 2016, Mr. Redman and the Company entered into a severance agreement providing for the payment of 18-months of his then current base salary in the event of termination without cause or upon certain change of control events.

Mr. Payne is paid pursuant to a verbal arrangement at an annual salary of $200,000, prorated for the time committed to the Company. Mr. Payne’s time commitment has varied, and during 2018 he expects to commit approximately 75% of his time to the Company. In 2016, Mr. Payne and the Company entered into a severance agreement providing for the payment of 12-months of his then current base salary in the event of termination without cause or upon certain change of control events.

The Company believes that there are no material risks posed to the Company as a result of its employment arrangements with its named executive officers. As there are only two employees, the named executive officers, no pay ratio disclosure is set forth herein.

Grants of Plan-Based Equity Awards

No plan-based equity awards were granted to any of our named executive officers during the fiscal years ended December 31, 2017 and 2016.

Outstanding Option Awards at Fiscal Year End

These options were granted between 2009 and 2011.

Name	Number of Share of Common Stock Underlying Unexercised Options (Exercisable)	Number of Share of Common Stock Underlying Unexercised Options (Unexercisable)	Option Exercise Price	Option Expiration Date
Michael T. Redman	2,000,000	--	$0.005	April 2021
Michael T. Redman	800,000	--	$0.005	March 2019
Michael T. Redman	2,000,000	--	$0.015	November 2021
J. Donald Payne	300,000	--	$0.005	April 2021
J. Donald Payne	1,100,000	--	$0.015	November 2021

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 14, 2018, certain information concerning the beneficial ownership of our Common Stock and Series A Preferred Stock by (i) each stockholder known by us to own beneficially five percent or more of either our outstanding Common Stock or our Series A Preferred Stock; (ii) each director; (iii) each named executive officer, as defined in Item 402 of Registration S-K; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. As of March 14, 2018, there were 104,477,936 shares of Common Stock issued and outstanding and 63,038,284 shares of Series A Preferred Stock issued and outstanding that are voting and convertible into 66,871,012 shares of Common Stock, for an aggregate of 171,348,948 shares of voting capital stock issued and outstanding.

Unless otherwise stated, beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or group of persons, the number of shares beneficially owned by such person or group of persons is deemed to include the number of shares beneficially owned by such person or the members of such group by reason of such acquisition rights, and the total number of shares outstanding is also deemed to include such shares (but not shares subject to similar acquisition rights held by any other person or group) for purposes of that calculation. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The address for each of the beneficial owners is the Company’s address, unless otherwise indicated. With respect to Biovectra, Inc., Oliver Technow has voting and investment control over the shares of Common Stock and Series A Preferred Stock held by Biovectra, Inc. With respect to Integrium, LLC, Mark Powers has voting and investment control over the shares of Common Stock and Series A Preferred Stock held by Integrium, LLC. With respect to Health Sciences Center, LLC, Spence Taylor has voting and investment control over the shares of Common Stock and Series A Preferred Stock held by Health Sciences Center, LLC. With respect to Texas Treasury Safekeeping Trust Company, Paul Ballard has voting and investment control over the shares of Common Stock and Series A Preferred Stock held by Texas Treasury Safekeeping Trust Company.

	Common Stock (1)			Series A Preferred Stock (1)
Name and Address of Beneficial Owner	Shares		Percent	Shares		Percent	% of Total Voting Power
Health Sciences Center LLC, 33 East McBee Avenue, Suite 400, Greenville, South Carolina 29601	90,301,522	(2)	61.5%	39,877,000	(3)	48.1%	46.9	%(2)
Biovectra Inc., 11 Aviation Avenue Charlottetown, PEI Canada C1E 0A	10,000,000		9.6%	-		0.0%	5.8%
Texas Treasury Safekeeping Trust Company, Emerging Technology Program, Rusk State Office Building 208 East 10th Street, 4th Floor, Austin, Texas 78701	59,775,762	(4)	36.4%	56,349,700	(5)	67.7%	31.0	%(4)
Integrium LLC, 100 E. Hanover Ave., Suite 401 Cedar Knolls, NJ 07927	12,729,600	(6)	10.9%	12,000,000	(7)	17.4%	7.2	%(6)
Michael T Redman, Director and CEO, 14405 Walters Road, Ste 780, Houston, TX 77014	9,229,702	(8)	8.4%	28,000	(9)	0.0%	5.2	%(8)
Jerry Youkey MD, Director, 14405 Walters Road, Suite 780, Houston, TX 77014	-		0.0%	-		0.0%	0.0%
Dale Zajicek, Director, 14405 Walters Road, Suite 780, Houston, TX 77014	-		0.0%	-		0.0%	0.0%
John W Holaday, PhD, Director, 14405 Walters Road, Suite 780, Houston, TX 77014	300,000	(10)	0.3%	-		0.0%	0.2%
J. Donald Payne, Secretary, 14405 Walters Road, Ste 780, Houston, TX 77014	2,029,702	(11)	1.9%	28,000	(12)	0.0%	1.2	%(11)
All officers and directors as a group (4 persons)	11,559,404	(13)	10.4%	56,000	(14)	0.1%	6.5	%(13)

________

(1)	Based upon an aggregate of 104,477.936 shares of Common Stock issued and outstanding and 63,038,284 shares of Series A Preferred Stock issued and outstanding as of March 14, 2018, which are convertible into 66,871,012 shares of Common Stock. All options and warrants are immediately exercisable.

(2)	Includes 21,150,761 shares of Common Stock issuable upon conversion of 19,938,500 shares of Series A Preferred Stock, and 21,150,761 shares of Common Stock that may be acquired upon the exercise and conversion of warrants to acquire 19,938,500 shares of Series A Preferred Stock.

(3)	Includes 19,938,500 shares of Series A Preferred Stock that may be acquired upon the exercise of warrants to acquire 19,938,500 shares of Series A Preferred Stock.

(4)	Includes 38,371,449 shares of Common Stock issuable upon conversion of 36,172,180 shares of Series A Preferred Stock, and 21,404,313 shares of Common Stock that may be acquired upon the exercise and conversion of warrants to acquire 20,177,520 shares of Series A Preferred Stock.

(5)	Includes 20,177,520 shares of Series A Preferred Stock that may be acquired upon the exercise of warrants to acquire 20,177,520 shares of Series A Preferred Stock.

(6)	Includes 6,364,800 shares of Common Stock issuable upon conversion of 6,000,000 shares of Series A Preferred Stock, and 6,364,800 shares of Common Stock that may be acquired upon the exercise and conversion of warrants to acquire 6,000,000 shares of Series A Preferred Stock.

(7)	Includes 6,000,000 shares of Series A Preferred Stock that may be acquired upon the exercise of warrants to acquire 6,000,000 shares of Series A Preferred Stock.

(8)	Includes options to acquire 4,800,000 shares of Common Stock and 14,851 shares of Common Stock issuable upon conversion of 14,000 shares of Series A Preferred Stock, and 14,851 shares of Common Stock that may be acquired upon the exercise and conversion of warrants to acquire 14,000 shares of Series A Preferred Stock.

(9)	Includes 14,000 shares of Series A Preferred Stock that may be acquired upon the exercise of warrants to acquire 14,000 shares of Series A Preferred Stock.

(10)	Includes a warrant to acquire 300,000 shares of Common Stock.

(11)	Includes options to acquire 1,400,000 shares of Common Stock and 14,851 shares of Common Stock issuable upon conversion of 14,000 shares of Series A Preferred Stock, and 14,851 shares of Common Stock that may be acquired upon the exercise and conversion of warrants to acquire 14,000 shares of Series A Preferred Stock.

(12)	Includes 14,000 shares of Series A Preferred Stock that may be acquired upon the exercise of warrants to acquire 14,000 shares of Series A Preferred Stock.

(13)	Includes options to acquire 6,200,000 shares of Common Stock and 29,702 shares of Common Stock issuable upon conversion of 28,000 shares of Series A Preferred Stock, and 29,702 shares of Common Stock that may be acquired upon the exercise and conversion of warrants to acquire 28,000 shares of Series A Preferred Stock.

(14)	Includes 28,000 shares of Series A Preferred Stock that may be acquired upon the exercise of warrants to acquire 28,000 shares of Series A Preferred Stock

Contractual Lock-Up

The officers and directors of the Company, Messrs. Redman and Payne, as well as HSC, agreed for a period of fifteen months from August 3, 2017, not to sell, assign or otherwise transfer any of their shares of our Common Stock or Series A Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Health Sciences Center LLC (“HSC”) owns 48,000,000 shares of Company Common Stock, 19,938,500 shares of Company Series A Preferred Stock, and warrants to purchase 19,938,500 shares of Company Series A Preferred Stock at an exercise price of $0.0825 that expire in January 2020, which securities were acquired in liquidation of a sister company, GHC Research Development Corporation, which acquired these securities between 2007 and 2015 in consideration for the assignment of certain intellectual property to Oncolix, for cash investments of $2,400,000, and the conversion of indebtedness of $1,495,388. HSC retains the rights to the contributed intellectual property in the event of a bankruptcy or liquidation of the Company, although HSC has subordinated these rights to the holders of the Convertible Notes. Biovectra LLC owns 10,000,000 shares of Company Common Stock, which shares were acquired pursuant to a 2011 contract for services valued at $1,500,000. Integrium LLC owns 6,000,000 shares of Company Series A Preferred Stock, and a warrant to purchase 6,000,000 shares of Company Series A Preferred Stock at an exercise price of $0.0825 that expire in January 2020, which securities were acquired in 2015 pursuant to contracted services rendered valued at $450,000. Texas Treasury Safekeeping Trust Company, Emerging Technology Program (“TTSTC”) owns 36,172,180 shares of Company Series A Preferred Stock and warrants to purchase 20,177,520 shares of Company Series A Preferred Stock at an exercise price of $0.0825 that expire in January 2020, which securities were acquired between 2012 and 2015 in consideration for $3,600,000 in cash and the conversion of $313,314 of indebtedness. TTSTC holds shares acquired by an economic development affiliate of the State of Texas, and in connection with such investment, we agreed that if we do not maintain our principal place of business or principal executive offices in Texas through September 30, 2020, TTSTC has the right to require us to repay the $3,913,314 investment plus eight percent interest per annum, compounded annually, from the date of the investment (a stipulated damage provision) and TTSTC will retain its shares of Series A Preferred Stock. We do not intend to relocate our business or principal executive office outside of the State of Texas. Mr. Redman acquired (i) 4,000,000 shares of Company Common Stock in 2007 for nominal consideration, (ii) 14,000 shares of Company Series A Preferred Stock and warrants to acquire 14,000 shares of Series A Preferred Stock at an exercise price of $0.0825 that expire in January 2020 for $1,050 paid in 2015 and 2016, and (iii) 400,000 shares of Common Stock pursuant to stock options previously granted for a nominal consideration paid in 2013. Mr. Payne acquired (i) 14,000 shares of Company Series A Preferred Stock and warrants to acquire 14,000 shares of Series A Preferred Stock at an exercise price of $0.0825 that expire in January 2020, for $1,050 paid in 2015 and 2016, (ii) 400,000 shares of Common Stock pursuant to stock options previously granted for a nominal consideration paid in 2013, and (iii) 200,000 shares of Common Stock pursuant to stock options previously granted for a nominal consideration paid in September 2017

An affiliate of GHC Research Development Corporation provided services for the Company’s clinical trial and is owed $61,935 as of December 31, 2017 and 2016 (none of such costs were incurred in 2016 or 2017). Biovectra provided contract manufacturing services, and the Company incurred an estimated net liability of $448,905 as of December 31, 2016, substantially all of which was incurred in 2016. As of December 31, 2017, such liability was $256,402, of which $43,476 was incurred in 2017. Integrium LLC provided clinical trial services under a 2015 agreement in which it was issued equity for such services, and the Company incurred approximately $135,000 of expenses pursuant to this arrangement in 2016 and $170,000 in 2017, which amounts were applied to the prepayment related to shares issued as of December 31, 2016 and 2017.

The Company has not adopted a policy or procedure for approval with respect to any related party.

Item 14. Principal Accounting Fees and Services.

The Company does not have an Audit Committee; the entire Board of Directors provides the functions normally provided by an Audit Committee. The following table sets forth the fees of Pannell Kerr Forster of Texas, P.C., an independent registered public accounting firm (“PKF”), related to (i) services provided to Oncolix/DE for 2016 and the period prior to the acquisition of a controlling interest in AEPP in 2017 and (ii) services provided to the consolidated entity after the acquisition of such controlling interest.

	2017	2016
Audit Fees	$70,504	$31,920
Audit -Related Fees	29,032	-
Tax Fees	-	-
All Other Fees	-	-
Total	$99,536	$31,920

Audit-Related Fees included in the table above include fees related to the review of registration statements and other filings in which the financial statements of the Company were included.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 filed with the SEC in the Form 8-K filed on July 24, 2017)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 filed with the SEC in the Form S-1 Registration Statement on November 19, 2013)
3.2	Amendment to Articles of Incorporation to designate the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the SEC in the Form 8-K on August 9, 2017)
3.3

Amendment to Articles of Incorporation to change the corporate name and increase authorized capital stock (incorporated by reference to Exhibit 3.1 filed with the SEC in the Form 8-K on October 2, 2017)

3.4	Bylaws (incorporated by reference to Exhibit 3.1 filed with the SEC in the Form S-1 Registration Statement on November 19, 2013)
4.1	Common Stock Specimen (incorporated by reference to Exhibit 4.1 filed with the SEC in the Form S-1 Registration Statement on August 29, 2017)
10.1

Securities Purchase Agreement, dated as of August 3, 2017, by and among the Company, Purchasers and Oncolix, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 9, 2017)

10.2**	Amendment No. 1 to Securities Purchase Agreement, effective as of December 7, 2017, by and among the Company, certain Purchasers and Oncolix, Inc.
10.3**	Amendment No. 2 to Securities Purchase Agreement, effective as of February 26, 2018, by and among the Company, certain Purchasers and Oncolix, Inc.
10.4	Registration Rights Agreement, dated as of August 3, 2017, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on August 9, 2017)
10.5	Security Agreement, dated as of August 3, 2017, by and among the Company, Oncolix and Purchasers (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on August 9, 2017)
10.6	IP Security Agreement, dated as of August 3, 2017, by and among the Company, Oncolix and Collateral Agent (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on August 9, 2017)
10.7	10% Secured Convertible Notes, dated as of August 3, 2017, issued by the Company to the Purchasers (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 9, 2017)
10.8	Common Stock Purchase Warrants, dated as of August 3, 2017, issued by the Company to the Purchasers (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on August 9, 2017)
10.9

Lock-Up Agreement, dated as of August 3, 2017, by and among the Company, Oncolix and certain existing equity holders (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on August 9, 2017)

10.10	Subsidiary Guarantee, dated as of August 3, 2017, by and between the Company and Purchasers (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed on August 9, 2017)
10.11	Form of Series A Preferred Stock Warrant (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed on August 9, 2017)
10.12*	Severance Agreement of Michael T. Redman (incorporated by reference to Exhibit 4.1 filed with the SEC in the Form S-1 Registration Statement on August 29, 2017)

10.13*	Severance Agreement of J. Donald Payne (incorporated by reference to Exhibit 4.1 filed with the SEC in the Form S-1 Registration Statement on August 29, 2017)
10.14	Form of Option Agreement (incorporated by reference to Exhibit 4.1 filed with the SEC in the Form S-1 Registration Statement on August 29, 2017)
10.15

Common Stock Purchase Warrants, dated as of August 3, 2017, issued to Puritan Partners. (incorporated by reference to Exhibit 10.14 filed with the SEC in the Form S-1/A Registration Statement on November 14, 2017)

14.1	Code of Ethics (incorporated by reference to Exhibit 14 filed with the SEC in the Form S-1 Registration Statement on November 19, 2013)
16.1	Letter from B. F. Borgers CPA PC (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K filed on August 9, 2017)
16.2	Letter from Stevenson & Co. CPAS LLC (incorporated by reference to Exhibit 16.2 of the Company’s Form 8-K filed on August 19, 2016)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 4.1 filed with the SEC in the Form S-1 Registration Statement on August 29, 2017)
31.1**	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***

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

101(1)

The following financial information for the fiscal years ended December 31, 2015 and 2016 formatted in Extensible Business Reporting language (XBRL); (i) balance sheets, (ii) statements of operations, (iii) statements of cash flows and (iv) notes to the financial statements

___________

* Management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith

(1) Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOLIX, INC.

Date: March 14, 2018	By:	/S/ Michael T. Redman
Michael T. Redman
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Michael T. Redman	Chief Executive Officer and Director	March 14, 2018
Michael T. Redman	(Principal Executive Officer)

/S/ Michael T. Redman	Chief Financial Officer	March 14, 2018
Michael T. Redman	(Principal Financial Officer)

/S/ Jerry Youkey, MD	Director	March 14, 2018
Jerry Youkey MD

/S/ John W. Holaday PhD	Director	March 14, 2018
John W. Holaday PhD

/S/ J. Donald Payne	Secretary	March 14, 2018
J. Donald Payne	(Principal Accounting Officer)

F - 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oncolix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oncolix, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Pannell Kerr Forster of Texas, P.C.

We have served as the Company’s auditor since 2016.

Houston, Texas

March 14, 2018

F - 2

Oncolix, Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016
Current assets
Cash and cash equivalents	$494,410	$15,264
Prepaid services with related parties	313,777	363,089
Prepaid expenses	81,210	3,802
Total current assets	889,397	382,155
Property and equipment, net	-	-
Deferred offering costs	-	38,687
Total assets	$889,397	$420,842

Current liabilities
Accounts payable and accrued expenses	$43,035	$643,473
Related party payable and accrued expenses	261,157	375,217
Convertible notes and accrued interest payable	897,111	198,547
Accounts payable to Greenville Health System and affiliates	61,935	61,935
Total current liabilities	1,263,238	1,279,172
Deferred compensation	1,268,013	1,268,013
Total liabilities	2,531,251	2,547,185
Commitments and contingencies
Stockholders' deficit
Common stock, $0.0001 par value; 950,000,000 shares authorized, 104,477,936 and 71,153,300 shares issued and outstanding at December 31, 2017 and 2016, respectively	10,448	7,115
Series A preferred stock, $0.001 par value, 150,000,000 shares authorized, 63,038,284 and 62,138,680 shares issued and outstanding at December 31, 2017 and 2016, respectively	6,304	6,214
Additional paid-in capital	20,960,237	16,840,328
Accumulated deficit	(22,618,843)	(18,980,000)
Total stockholders' deficit	(1,641,854)	(2,126,343)
Total liabilities and stockholders' deficit	$889,397	$420,842

See accompanying notes to consolidated financial statements.

F - 3

Oncolix, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016
Revenue	$-	$-
Expenses
Research and development expenses	462,632	709,009
General and administrative expenses	1,489,941	620,835
Total operating expenses	1,952,573	1,329,844
Gain on extinguishment of debt	(437,184)	-
Interest expense on convertible notes	1,841,365	55,912
Net loss	$(3,356,754)	$(1,385,756)

Loss per common share - basic and diluted	$(0.040)	$(0.019)

Weighted average common shares outstanding - basic and diluted	84,781,491	71,148,163

See accompanying notes to consolidated financial statements.

F - 4

Oncolix, Inc.

Consolidated Statements of Stockholders’ Deficit

	Shares of Common Stock	Common Stock Amount	Shares of Series A Preferred Stock	Series A Preferred Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2015	71,133,300	$7,113	62,119,080	$6,212	$16,757,809	$(17,594,244)	$(823,110)
Sale of Series A Preferred stock and warrants for cash	-	-	19,600	2	1,468	-	1,470
Warrants issued with indebtedness	-	-	-	-	41,366	-	41,366
Warrants issued to Placement Agent	-	-	-	-	38,687	-	38,687
Exercise of stock option for cash	20,000	2	-	-	998	-	1,000
Net loss	-	-	-	-	-	(1,385,756)	(1,385,756)
Balance, December 31, 2016	71,153,300	7,115	62,138,680	6,214	16,840,328	(18,980,000)	(2,126,343)
Acquisition of AEPP	31,765,903	3,177	-	-	(3,177)	-	-
Warrants issued with indebtedness	-	-	-	-	1,658,905	-	1,658,905
Warrants issed to Placement Agent	-	-	-	-	267,422	-	267,422
Warrant issued for services	-	-	-	-	4,862		4,862
Beneficial conversion feature of debt issued	-	-	-	-	1,822,248	-	1,822,248
Payment of accrued interest with Common Stock	625,400	63	-	-	46,863	-	46,926
Common Stock issued for services	733,333	73	-	-	39,807	-	39,880
Exercise of stock option for cash	200,000	20	-	-	980	-	1,000
Cashless exercise of warrants	-	-	899,604	90	(90)	-	-
Imputed dividend for adjustment of Series A conversion price into Common Stock	-	-	-	-	282,089	(282,089)	-
Net loss	-	-	-	-	-	(3,356,754)	(3,356,754)
Balance, December 31, 2017	104,477,936	$10,448	63,038,284	$6,304	$20,960,237	$(22,618,843)	$(1,641,854)

See accompanying notes to consolidated financial statements.

F - 5

Oncolix, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Cash flows from operating activitities
Net loss	$(3,356,754)	$(1,385,756)
Adjustments to reconcile net loss to net cash used in operating activities
Warrant issued for services	4,862	-
Accretion of discount on notes payable	1,579,807	50,749
Gain on extinguishment of debt	(437,184)	-
Changes in operating assets and liabilities
Prepaid and other current assets	10,591	130,001
Related party accounts payable and accrued expenses	(114,060)	591,512
Accounts payable and accrued expenses	(68,696)	168,225
Accounts payable to Greenville Health System and affiliates	-	-
Net cash used in operating activities	(2,381,434)	(445,269)
Cash flows from financing activities
Proceeds from exercise of stock options	1,000	1,000
Proceeds from sale of convertible notes and warrants	2,979,580	184,000
Payment of secured notes	(120,000)	-
Proceeds from sale of Series A preferred stock and warrants	-	1,470
Net cash provided by financing activities	2,860,580	186,470
Net increase (decrease) in cash and cash equivalents	479,146	(258,799)
Cash and cash equivalents at beginning of period	15,264	274,063
Cash and cash equivalents at end of period	$494,410	$15,264
Non-cash financing activities
Stock issued to pay interest and other liabilities	$86,806	$-
Stock issued on cashless exercise of warrants	$90	$-
Beneficial conversion feature of notes issued	$1,822,248	$-
Stock assumed in reverse merger	$3,177	$-
Warrants issued in debt modifications	$19,900	$-
Warrants issued to placement agent	$267,422	$38,687
Debt discount related to warrants issued	$1,639,005	$41,366

Imputed dividend for adjustment of Series A conversion price into Common Stock	$282,089	$-
Supplemental information
Interest paid in cash	$117,010	$-

See accompanying notes to consolidated financial statements.

F - 6

Oncolix, Inc.

Notes to Consolidated Financial Statements

Note 1 – Background and Basis of Presentation

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

On August 3, 2017, pursuant to a reverse merger, AEPP acquired all of the outstanding equity interest of Oncolix/DE and assumed responsibility for the issuance of equity securities under Oncolix/DE’s options, warrants and convertible debt (the “Merger”) as described further herein. The Merger was treated as a reverse acquisition of AEPP for financial accounting and reporting purposes. As such, Oncolix/DE was treated as the acquirer and AEPP was treated as the acquired entity for accounting and financial reporting purposes.

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

In the Merger, each stockholder of Oncolix/DE received 20 shares of a substantially identical class of AEPP stock (Common or Series A Preferred, each with a par value of $0.0001) in exchange for each share of Oncolix/DE (par value $0.001). In addition, each option or warrant became exercisable for 20 shares of the identical class of AEPP stock for each share of Oncolix/DE, and the exercise price was adjusted by dividing the price per Oncolix/DE share by 20. The shares of AEPP Common Stock owned by Oncolix/DE were cancelled in the Merger. After the Merger, AEPP had 103,536,103 shares of Common Stock, $0.0001 par value, issued and outstanding, of which 71,778,700 shares were issued to the former stockholders of Oncolix/DE. In addition, AEPP had 62,138,680 shares of Series A Preferred Stock, $0.0001, issued and outstanding, all of which were owned by the former stockholders of Oncolix/DE. The financial statements for all periods have been adjusted to reflect the adjusted number of shares resulting from the exchange ratio in the Merger (the 20:1 exchange ratio), effectively a stock split for accounting purposes, and the adjustment of the par value to $0.0001.

Contemporaneously with the Merger, Oncolix issued a series of short-term senior secured convertible notes (the “August Notes”) and related warrants to acquire Common Stock (i) in exchange for prior indebtedness of Oncolix/DE and (ii) for cash proceeds of $2 million. See Note 5.

On September 27, 2017, AEPP filed an amendment with the Florida Secretary of State and changed its name to Oncolix, Inc. As used in these consolidated financial statements, “We”, “Us”, “Our”, “Oncolix” or the “Company” refers to Oncolix/DE prior to April 2017 and the consolidated Oncolix and Oncolix/DE subsequent to such date.

Description of business

We are developing medical therapies for the treatment of cancer. The Company’s activities are focused on the development of Prolanta™ for the treatment of gynecological cancers. Oncolix is incorporated in Florida, and we commenced operations on January 24, 2007. At the commencement of our operations, certain intellectual property was transferred to us by a subsidiary of Greenville Health Corporation (collectively, “GHC”), a component unit of Greenville Health System (“GHS”) of South Carolina. Prior to the Merger in August 2017, GHC was the majority stockholder of Oncolix. See Notes 3, 7 and 8.

As a clinical-stage biotechnology company, we have no revenues and must raise substantial additional capital to support the completion of our development and commercialization activities. The Company’s business is subject to significant risks and uncertainties, including the risk of failure to secure additional funding for the Company’s future operations and to repay its existing indebtedness. .

F - 7

Going concern

We have experienced negative cash flows from operations since the commencement of operations, and we expect these losses to continue into the foreseeable future as we continue the development and clinical testing of our principal product candidate, Prolanta™, and seek regulatory approval to market products. In August 2017, we completed a debt financing through the issuance of the August Notes which are expected to fund our operations into April 2018. See Note 5. The August Notes mature in seven installments during 2018. We are currently seeking financing that would fund repayment of this debt and fund operations through at least 2019. Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities or through the licensing of our products. In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue or curtail operations, or sell assets at distressed prices. This uncertainty raises substantial doubt about our ability to continue as a going concern, as noted in the opinion of our independent registered public accounting firm in the audited financial statements as of December 31, 2017. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Use of estimates

To prepare our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made regarding the realization of deferred tax assets, the calculation of the fair value of stock options awarded, the estimation of the value of warrants issued in conjunction with capital stock or for services, and the projected realization of the carrying basis of our assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

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

Our agreements with both the manufacturer of our drug Prolanta and the organizations that will provide monitoring and regulatory services for our clinical trials provide that our capital stock was issued for part of the value of the total services rendered. The original value of the stock issued was recorded as a prepayment of future services and is expensed as the services are rendered. The remaining balance is reflected as prepaid services in the accompanying balance sheets.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of five years for laboratory equipment and three years for office furniture and equipment. As of December 31, 2017 and 2016, property and equipment was fully depreciated, and there was no depreciation expense recorded in either year.

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

Concentrations of risk

We have engaged a contract manufacturer to develop methods of production of Prolanta and to produce quantities necessary for our animal and human testing. Accordingly, our operations are dependent upon the manufacturer’s ability to manufacture suitable quantities of Prolanta in compliance with regulatory requirements and within acceptable timeframes, and to maintain regulatory licenses for its operations. Failure to maintain such regulatory requirements would have a material impact on our operations. We incurred contract manufacturing costs to this manufacturer of $58,153 and $305,098 during the years ended December 31, 2017 and 2016, respectively.

F - 8

Financial instruments

Our financial instruments consist of cash and cash equivalents, accounts payable and notes payable. We believe that the carrying amounts of the financial instruments classified as current assets and liabilities approximate their fair values because of their short-term nature. As discussed in Note 5, certain of our notes payable have a conversion feature at a discount to future equity offerings. We evaluate the carrying value of these notes payable at the closing of any offering to determine if an adjustment is appropriate. As of December 31, 2017, no adjustments were required.

Income taxes

We account for income taxes under the asset and liability method, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that all or a portion of the net deferred tax assets will not be realized.

If substantial changes in our ownership should occur, as defined in Section 382 of the Internal Revenue Code, there could be limitations on the amount of net loss and credit carry forwards that could be used to offset future taxable income. We believe the reverse merger on August 3, 2017, will restrict the use of accumulated tax attributes prior to such date, but this is not expected to affect our federal tax liability for the foreseeable future because of expected future tax losses given the early stage of development of Prolanta. In addition, a transfer of our capital stock held by GHC among its affiliated companies provided additional restrictions on the utilization of tax attributes.

We will recognize the impact of an uncertain tax position only if that position is more likely than not of being sustained upon examination by the taxing authority based on the technical merits of the position. We will account for interest and penalties relating to an uncertain tax position in the current period statement of operations, as necessary.

During December 2017, the US enacted the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), which substantially reduced the federal tax rate for US corporations. The 2017 Tax Act also reduced the benefits available from the Orphan Drug Tax Credit. We previously have recorded a valuation allowance to fully offset our deferred tax assets, and this valuation allowance was adjusted during 2017 to offset the changes in deferred tax assets related to the 2017 Tax Act. Accordingly, the 2017 Tax Act did not have an effect on our results of operations or financial position.

Stock-based compensation

We maintained an equity compensation plan under which incentive stock options and non-qualified stock options were granted to employees, independent members of our Board of Directors and outside consultants. The right to make grants under this plan expired on December 31, 2016, and we expect a new plan will be adopted in 2018. During 2017, we issued a warrant as part of the compensation to a new director of the Company. See Note 3.

We recognize stock-based compensation in accordance with ASC topic 718, “Compensation”, for options and warrants granted as compensation.

Deferred compensation

The officers of the Company have voluntarily deferred the payment of certain compensation in varying amounts from 2012 through 2016, and the amounts of such deferral have varied with the financial resources available to Oncolix. During 2015, these officers agreed that the deferred compensation would be paid only from the proceeds of future equity offerings after 2017 or from the sale of assets, and not be paid using the existing current assets of the Company. Accordingly, the cumulative unpaid compensation is included in the accompanying condensed balance sheets as a non-current liability, deferred compensation. As of December 31, 2017 and 2016, $1,268,013 is reflected as deferred compensation in the accompanying condensed balance sheets.

Rent expense

We lease administrative offices in Houston, Texas under a lease which expires on March 31, 2019. Rent expense for the years ended December 31, 2017 and 2016 was $42,149 and $42,083, respectively. The remaining rental obligation under the lease is $40,680 in 2018 and $10,248 in 2019.

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

During July 2017, the FASB issued ASU 2017-11, which addresses certain provisions regarding the determination of whether financial instruments are derivatives. Early adoption by the Company was permitted, and retrospective treatment was required. There was no retrospective effect related to the Company’s early adoption, but the accounting treatment of the notes and warrants issued in August 2017 as well as the company’s Series A Preferred Stock was affected. See Notes 3 and 5.

F - 9

Note 3 – Capital Stock, Options and Warrants

We have 950,000,000 authorized shares of Common Stock, $0.0001 par value, and 250,000,000 authorized shares of preferred stock, of which 150,000,000 are designated as Series A Preferred Stock, $0.0001 par value. As of December 31, 2017, 104,477,936 shares of Common Stock were issued and outstanding, 63,038,284 shares of Series A Preferred Stock, convertible into 66,871,012 shares of Common Stock, were issued and outstanding. The shares of Common Stock include the 31,765,903 shares held by the remaining shareholders of Oncolix prior to our acquisition of control on April 8, 2017.

In addition, as of December 31, 2017, we have outstanding options to acquire up to 6,800,000 shares of Common Stock, warrants to acquire up to 49,477,380 shares of Series A Preferred Stock and warrants to acquire up to 65,560,120 shares of Common Stock. We may issue an additional 76,889,231 shares of Common Stock if holders of secured notes voluntarily convert. If fully exercised and converted into Common Stock, there would be 373,083,905 shares of Common Stock outstanding. In addition, we may be obligated to issue an additional 14,000,000 shares of Series A Preferred Stock in exchange for future clinical research services.

Series A Preferred Stock

Each share of Series A Preferred Stock is currently convertible into 1.0608 shares of Common Stock. This conversion ratio is subject to adjustment for certain dilutive events. If a liquidation event occurs, each share of Series A Preferred Stock is entitled to a liquidation preference of $0.075 per share, and then each share will receive distributions ratably with the Common Stock based on the then-existing conversion ratio. As of December 31, 2017, the liquidation preference of the outstanding shares of Series A Preferred Stock is $4,727,871. The holders of Series A Preferred Stock have voting rights with the Common Stock based on the then-existing conversion ratio, and also have certain separate voting rights for certain matters. As long as at least 14,000,000 shares of Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock have certain protective rights to nominate a director to the Board of Directors, who shall have the right to approve certain transactions. In addition, as long as at least 14,000,000 shares of Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock have the right to vote separately as a class to approve certain amendments to the certificate of incorporation, any liquidation event, and certain issuances of capital stock.

During 2017, as a result of the change in the conversion price of the August Notes from $0.075 to $0.0545, the conversion price of the Series A Preferred Stock was adjusted from $0.075 to $0.0707. Accordingly, as of December 31, 2017, the shares of Series A Preferred Stock may be converted into Common Stock at any time at the ratio of 1.0608 shares of Common Stock for every share of Series A Preferred Stock. For accounting purposes this adjustment in conversion price was treated as a dividend to the Series A holders equal to the value of the additional shares of Common Stock issuable upon conversion, or $282,089.

The Series A Preferred Stock will automatically convert upon either the written consent of the holders of the majority of such shares or the closing of a firm-commitment underwritten public offering with gross proceeds of at least $10 million.

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

Contract manufacturing arrangements and payment in equity

During August 2009, we engaged a non-US manufacturer for the production of Prolanta™ and to provide certain quality assurance services. Our agreement ended in August 2016. Of amounts earned by the manufacturer, approximately 58%, or $1.5 million, was payable in Oncolix Common Stock at $0.15 per share, and we issued 10,000,000 shares of Common Stock to the manufacturer. The remaining amounts due under the contract were payable in cash. As of December 31, 2016, we deducted the balance of the prepayment of $120,688 from the amounts owed to the contract manufacturer. Such amounts have been reclassified to prepaid services at December 31, 2017 because the current amounts due to the contract manufacturer were incurred outside of the previous contract.

F - 10

Clinical research arrangements and payment in equity

During August 2011, we agreed to pay 10% of the cost of services rendered by a non-US based clinical research organization through the issuance of 333,340 shares of Common Stock at $0.15 per share. The $50,000 value of the Common Stock was recorded as a prepayment of future services. As of December 31, 2017 and 2016, the unearned portion of the value of the equity issued, $43,090, is reflected as prepaid services in the accompanying condensed balance sheets.

During January 2015, as part of a financing transaction described below, we agreed to pay the cost of services by a US-based clinical research organization through the issuance of Series A Preferred Stock and warrants to acquire Series A Preferred Stock. The $450,000 value of the initial issuance of Series A Preferred Stock was recorded as a prepayment of future services. As of December 31, 2017 and 2016, respectively, the unearned portion of the value of the equity issued reflected as a prepayment in the accompanying condensed balance sheets was $150,000 and $269,999, respectively. Additionally, the clinical research organization may perform an additional $1,050,000 in services and receive an additional 14,000,000 shares of Series A Preferred Stock.

Texas Emerging Technology Fund Investment

The Texas Emerging Technology Fund (“TETF”), an economic development affiliate of the State of Texas, is the majority holder of the Company’s Series A Preferred Stock as of December 31, 2017 and 2016. We agreed to certain conditions related to the TETF investment, including certain representations and warranties. Our obligations to TETF generally expire on September 30, 2020. In the event that we do not maintain our principal place of business or principal executive offices in Texas, TETF may require us to repay the $3.9 million investment plus eight percent interest per annum, compounded annually, from the date of the investment, essentially as a stipulated damage or penalty, and TETF will retain its shares of Series A Preferred Stock. In the event of a breach of other conditions of the investment or representations and warranties, TETF may seek any remedies it may have in law or equity. We can terminate our obligations to TETF at any time by the repayment of the amount invested plus 8% interest calculated as described above.

Warrants to Acquire Series A Preferred Stock

As of December 31, 2017 and 2016, respectively, we have issued warrants to acquire up to 49,477,380 and 50,810,720 shares of Series A Preferred Stock (the “Preferred Warrants”). The Preferred Warrants expire if not otherwise exercised at various dates commencing on January 16, 2020 and ending May 12, 2022. The exercise price is $0.0825 per share, subject to adjustment for certain dilutive transactions. The Preferred Warrants may be exercised on a cash-less basis.

During 2016, warrants to acquire 2,666,700 shares of Series A Preferred Stock at $0.0825 per share were issued in connection with a debt financing. See Note 5. During August 2017, one holder exercised on a cashless basis his warrants to acquire 2,333,340 shares and was issued 899,604 shares of Series A Preferred Stock.

In connection with the planned sale of convertible notes in 2017, we executed an agreement with a placement agent in 2016. The agreement provides that the agent will receive, in addition to other compensation, a warrant to acquire 2,000,000 shares of Series A Preferred Stock at $0.0825 per share. The warrant expires if not exercised in January 2020 and has cashless exercise provisions. The warrant was issued in December 2016, and the estimated value of the warrant, $38,687, was reflected as a deferred offering cost in the accompanying balance sheets as of December 31, 2016.

Warrants to Acquire Common Stock

As of December 31, 2017 and 2016, respectively, we have issued warrants to acquire up to 65,560,121 and 0 shares of Common Stock. These warrants include (i) warrants to acquire 59,072,837 shares issued in connection with debt (the “August Warrants”), (ii) warrants to acquire 5,587,284 shares issued as compensation to the placement agent of the August Notes, and (iii) a warrant to acquire 900,000 shares issued as compensation to a director (see “Stock Compensation Expense” below). In connection with the issuance of the August Warrants, warrants to acquire 17,608,280 shares previously issued with debt in 2017 were surrendered.

The August Warrants expire if not otherwise exercised on or prior to August 3, 2022. The exercise price of August Warrants to acquire 55,872,837 shares is $0.09 per share, and the exercise price of August Warrants to acquire 3,200,000 shares is $0.0825 per share, subject to adjustment for certain dilutive transactions. The August Warrants may be exercised on a cash-less basis and have anti-dilution provisions for issuances below the then-current exercise price. These “down round” protections do not prevent the warrants being linked to our Common Stock under the provisions of ASU 2017-11, and the warrants are settleable only for Common Stock. Accordingly, the warrants are accounted for as equity and not treated as a derivative in the accompanying financial statements. See Note 5.

The warrants issued to the placement agent for the August Notes have terms identical to the August Warrants, expire if not otherwise exercised in or prior to August 3, 2022, and are exercisable at $0.09 per share.

F - 11

The warrants issued to a director as compensation are exercisable at $0.09 per share and expire if not otherwise exercised in or prior to November 30, 2022. See “ Stock Compensation Expense” below for the accounting treatment of this warrant.

Stock Compensation Expense

The authority to make grants under the 2007 Stock Option Plan expired on December 31, 2016, and no further grants may be made. We expect to adopt a new plan in 2018. As of December 31, 2017 and 2016, respectively, options to acquire 6,800,000 and 7,200,000 shares of Common Stock were outstanding. One option to acquire 200,000 shares was forfeited in July 2017, and one option to acquire 200,000 shares was exercised 2017 for $0.005 per share in cash.

During 2017, a director of the Company was issued a warrant to acquire 900,000 shares of Common Stock at $0.09 per share. One-third of the shares could be purchased immediately, one-third can be purchased on the first anniversary, and the remainder may be purchased on the second anniversary. The warrant expires if unexercised on November 30, 2022, and will also expire if the director’s term is terminated.

The following table lists the options and warrants granted to officers, directors and consultants during the periods indicated.

	Number of Common Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Balance January 1, 2016	7,820,000	$0.0100	5.76
Exercises	(20,000)	$0.0500
Forfeitures	(600,000)	$0.0150
Balance December 31, 2016	7,200,000	$0.0095	4.40
Grants	900,000	$0.0900
Exercises	(200,000)	$0.0050
Forfeitures	(200,000)	$0.0050
Balance December 31, 2017	7,700,000	$0.0190	3.64
Vested at December 31, 2017	7,100,000	$0.0130	3.53

We recognize stock-based compensation expense for equity awards over the requisite service period of each grant using the Black-Scholes option pricing model to estimate the fair value of the stock options on the date of grant. We do not currently have sufficient historical exercise or forfeiture data on which to base an estimate of the expected term of each option, so we use the life of the grant and assume no forfeitures. Because of the limited trading history of Oncolix Common Stock as a public entity, we use 40% as an estimate of volatility rather than use the historical trading activity of the pre-merger AEPP. We base the risk-free interest rate used in the Black-Scholes option pricing model on the yield currently available in U.S. Treasury securities with comparable maturities.

The Company recognized $4,862 in stock compensation expense related to the warrant granted in 2017. As of December 31, 2017, unamortized stock-based compensation expense totaled $9,724.

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

F - 12

These excluded Common Stock equivalents and other potentially dilutive securities during the years ended December 31, 2017 and 2016 included the following:

	Common-Equivalent Shares as of December 31,
	2017	2016
Series A Preferred Stock outstanding, Common equivalent	66,871,012	62,138,160
Warrants to acquire Series A Preferred Stock, Common equivalent	52,485,605	50,810,720
Options to acquire Common Stock	6,800,000	7,200,000
Warrants to acquire Common Stock	65,560,121	-
Shares issuable upon conversion of notes	76,889,231	-
	268,605,969	120,148,880

See Notes 3 and 5 for the terms of these securities.

Note 5 – Notes Payable

2016 Secured Notes

During the second half of 2016, we sold units of a 10% secured note payable (the “2016 Notes”) and a warrant to acquire shares of Series A Preferred Stock. As of December 31, 2016, we issued $200,000 in principal amount of the 2016 Notes and warrants to acquire 2,666,700 shares of Series A Preferred Stock at $0.0825 per share. The original maturities of the 2016 Notes were between March 2017 and May 2017, and the 2016 Notes were secured by the assets of Oncolix. These warrants are exercisable through January 2020, and were assigned a value of $41,365 using a Black-Scholes formula, which was recorded as a discount to the notes. Upon maturity, if the noteholders were not offered an option to convert the notes into a new equity offering by the Company, the noteholder was also entitled to receive an additional 20% of the principal amount of the 2016 Notes. The discount attributable to the value of the warrants, the 20% premium, and an additional discount related to the fees and expenses of the issuance of the 2016 Notes of $16,000 was accreted as additional interest expense over the life of the notes.

The 2016 Notes had the right to voluntarily convert into the units sold in 2017, as described in the sections below. As a result, the principal of the 2016 Notes was convertible into Common Stock at the price of $0.075 per Common share.

During March 2017, $100,000 of principal amount of the 2016 Notes was exchanged for a new series of notes being sold in 2017 – see the following section. The maturity date of the remaining $100,000 of principal of 2016 Notes was extended through May 12, 2017, in exchange for an increase in the interest rate to 18% and the issuance of a warrant to acquire 500,000 shares of Series A Preferred Stock. The warrant is exercisable at $0.0825 per share and expires if not exercised on or prior to March 14, 2022. The discount attributable to the value of this additional warrant ($8,465) was being accreted as additional interest expense over the extended maturity period of the 2016 Note. In May 2017, the maturity of this note was further extended to July 2017, and we issued a second warrant to acquire 500,000 shares of Series A Preferred Stock. The warrant is exercisable at $0.0825 per share and expires if not exercised on or prior to May 12, 2022. The discount attributable to the value of this additional warrant ($11,435) was being accreted as additional interest expense over the extended maturity period of the 2016 Note.

During August 2017, the balance of this debt ($120,000) was paid. Additionally, during August 2017 warrants to acquire 2,333,340 shares were exercised on a cashless basis and the holder was issued 899,604 shares of Series A Preferred Stock. See Note 3.

During the years ended December 31, 2017 and 2016, respectively, we recorded $89,222 and $55,912 of interest expense attributable to the 2016 Notes, of which $77,814 and $50,749 was accretion.

Sale of Convertible Notes in Early 2017

During the first three months of 2017 we sold units consisting of a convertible promissory note (the “2017 Notes”) and a warrant to acquire shares of Common Stock at $0.0825 per share. The 2017 Notes were secured by the assets of the Company and subordinated to the 2016 Notes. As of August 3, 2017, we had issued units for $1,185,000 in cash and the exchange for 2016 Notes, and we issued 2017 Notes with a principal balance of $1,320,621 and warrants to acquire 17,608,280 shares of Common Stock. We paid fees to the placement agent of $103,500 in cash and were also obligated to issue warrants to acquire 1,580,000 shares of Common Stock. These warrants a were assigned a value of $389,421 using a Black-Scholes formula, and these warrants were exchanged for new warrants in the August debt sale as described below. In addition, we incurred cash expenses of $93,889.

F - 13

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

The 2017 Notes and accrued interest were exchangeable at a discount into a new equity offering. Interest of 10% was payable quarterly in arrears, and could be paid in our Common Stock at $0.075 per share. On March 31, 2017, and June 30, 2017, we elected to pay accrued interest as of such date by issuing 177,980 and 447,420 shares of our Common Stock, respectively. Such Common Stock was issued in April 2017 and July 2017, respectively.

During August 2017, all of the 2017 Notes and related warrants were exchanged for a new series of units of convertible debt and warrants. See below.

During the year ended December 31, 2017, we recorded $646,208 of interest expense attributable to the 2017 Notes, of which $586,810 was accretion.

Sale of July Secured Notes

During July 2017, we sold an $160,000 in principal of secured notes the (“July Notes”) and warrants to acquire 3,200,000 shares of Common Stock at $0.0825 per share. The July Notes were due in February 2018 and the warrants are exercisable through July 2022. The July Notes were secured by all of the assets of the Company. As noted in the following section, the July 2017 Notes were exchanged in a subsequent debt offering in August 2017.

During the year ended December 31, 2017, we recorded $103,914 of interest expense attributable to the 2017 Notes, of which $87,914 was accretion

August Notes

On August 3, 2017, we (i) exchanged $1,561,894 of the outstanding balance of debt plus accrued interest under the 2017 Notes and the July Notes and amounts payable under a consulting agreement and (ii) received $2,000,000 cash for an aggregated purchase price of $3,561,894 in consideration for the issuance of a new series of secured notes (the “August Notes”) with a stated principal balance of $4,190,463. The August Notes were issued at a 15% discount as noted. In addition, holders of the 2017 Notes exchanged warrants to acquire 17,608,280 shares of Common Stock at $0.0825 per share for new Warrants to acquire Common Stock at $0.09 per share, the August Warrants, as described above. The total warrants issued were 55,872,837 shares. These warrants to acquire Common Stock have a five-year term, cashless exercise provisions and anti-dilution protections. See Note 3.

The feature of the August Notes allowing conversion into Common Stock was not bifurcated and treated separately as a derivative in the financial statements. This conversion feature, which includes “down round” protection to the noteholders, is considered linked to our Common Stock under the guidance of ASU 2017-11, which was early-adopted by the Company. This conversion feature is considered settleable only for Common Stock and would be classified as equity if bifurcated from the August Notes. Similarly, the related warrants are also considered linked to our Common Stock under the provisions of ASU 2017-11, and are settleable only for Common Stock. Accordingly, the warrants are not accounted for as a derivative.

We incurred cash offering costs of $277,289 in connection with the offering, including $164,800 paid to a placement agent. In addition, the placement agent surrendered its rights to receive warrants in connection with the 2017 Notes, and received warrants to acquire 5,587,284 shares at $0.09 per share. These warrants a were assigned a value of $267,422 using a Black-Scholes formula. The closing Oncolix Common Stock price on the date of issuance was $0.109, and the warrants have a five-year term. Because of the limited trading history of Oncolix Common Stock, we continue to use 40% as an estimate of volatility rather than use the historical trading activity of the pre-merger AEPP.

The August Notes bear interest at a rate of 10% per annum, payable quarterly on November 1, 2017, February 1, 2018, and May 1, 2018 and thereafter, on a monthly basis until maturity. The interest is payable in cash or, at the option of the Company, subject to compliance with certain strict volume and price conditions, in fully tradable Common Stock at a 25% discount to the average of the five lowest closing bid prices for the 20 trading days prior to the interest payment date. The final maturity of the August Notes is November 1, 2018, but commencing on May 1, 2018 and on the first day of each month thereafter until maturity, we are required to redeem an amount of the August Notes equal to 1/7th of the original principal amount, plus 10% of such monthly redemption amount as a bonus. The principal payments shall be made in cash or, subject to the satisfaction of with certain strict volume and price conditions, in Common Stock valued at a 25% discount to the average of the five lowest closing bid prices for the 20 trading days prior to the amortization date.

F - 14

The August Notes are convertible at the option of the holders at a conversion price equal to $0.0545 per share. The August Notes contain customary anti-dilution protection, including full-ratchet anti-dilution adjustments in the event of certain dilutive issuances (that adjust both price and share amounts).

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

The August Notes contain standard negative covenants customary for transactions of this type. The events of default are also customary for transactions of this type, including default in timely payment of principal or interest, failure to observe or perform any covenant or agreement in the note agreements, the commencement of bankruptcy or insolvency proceedings, failure to timely deliver conversion shares underlying the August Notes, failure to timely file Securities and Exchange Commission filings, failure to satisfy certain market conditions., and the failure to register the resale of Common Stock issuable upon conversion of the August Notes or issuable upon exercise of the August Warrants.

The terms of the August Notes require the Company to undertake to register the resale of the Common Stock issuable upon conversion of the Notes and the exercise of the August Warrants. The Company filed a registration statement for all of such Common Stock, but only the Common Stock for certain holders was allowed by the SEC. Approximately 95,139,042 shares underlying the Notes and Warrants were not registered for resale as of December 31, 2017, based on positions taken by the SEC that such holders could not sell shares in a secondary offering. The agreements with the holders have provisions that assess damages in the event that certain registration dates are not met. As of December 31, 2017, the Company believes no damages have accrued with respect to these unregistered shares. For the benefit of the holders of the Notes, the Company has filed and will continue to file registration statements to seek to register the resale of these shares.

While the Company believes no damages have accrued as of December 31, 2017, certain holders of Convertible Notes verbally have asserted that damages do accrue under the agreements. As of December 31, 2017, such amount claimed by the holders equals 18% of the related Notes, or $522,349, and accrued interest at 24% per annum of $6,068. Interest would continue to accrue until paid. This potential liability is not recorded in the accompanying financial statements because the Company believes no damages are due as of December 31, 2017. See Note 8.

In addition, the failure to register the underlying Common Stock may be an event of default under the agreements.

On the date of issuance, the August Notes were convertible into Common Stock at $0.075 per share (subject to adjustment as noted above, which was established at $0.0545 on November 30, 2017), or at a conversion price below the closing market price of $0.109. This “discount” is considered a beneficial conversion feature for accounting purposes. The allocation of carrying basis between the warrants issued and the notes was determined based on relative valuation. The carrying basis attributable to the warrants to acquire Common Stock is $1,194,934. The discount of the initial conversion price from market related to the beneficial conversion feature of the debt was approximately $1,822,000, and such amount was recorded as a reduction of debt and increase in Additional paid-in capital. After deducting offering costs of $544,711 (including the placement agent warrant), the initial net carrying basis of the August Notes was reduced to zero. The principal due at maturity ($4,190,463) plus the 10% bonus payable is being accreted as additional interest over the life of the notes.

During the year ended December 31, 2017, respectively, we recorded $1,001,872 of interest expense attributable to the August Notes, of which $827,270 was accretion.

F - 15

As of December 31, 2017, the carrying basis (excluding accrued interest) is comprised of:

As of December 31, 2017

Principal due at maturity, including 10% bonus	$4,609,509

Unamortized issue costs and discount	(3,782,239)

Carrying amount in the accompanying Balance Sheet	$827,270

Note 6 - Federal Income Tax

At December 31, 2017 the Company has net operating loss carryforwards (“NOLs”) of approximately $9.2 million and an Orphan Drug Tax Credit of approximately $567,000 which are available to reduce future Federal income taxes. The future utilization of these carryforwards will be severely restricted by various tax regulations as a result of changes in ownership of the Company. These carryforwards begin to expire in 2027, if not utilized.

During December 2017, the US enacted the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), which substantially reduced the federal tax rate for US corporations from 35% to 21% commencing in 2018. The 2017 Tax Act also reduced the benefits available from the Orphan Drug Tax Credit. We previously have recorded a valuation allowance to fully offset our deferred tax assets, which was determined using the previous statutory federal income tax rate of 35%. As of December 31, 2017, we have utilized the newly enacted statutory federal tax rate of 21%, resulting in a reduction in deferred tax assets of approximately $2.8 million. There is substantial uncertainty regarding the ability to utilize our deferred tax assets, and we have recorded a valuation allowance to offset any potential future tax benefit. Accordingly, the 2017 Tax Act did not have an effect on our results of operations or financial position.

The following table sets forth the components of our net deferred tax asset as of December 31, 2017 and 2016.

	As of December 31,
	2017	2016
Deferred tax assets (liabilities):
Net operating losses	$1,926,842	$2,946,115
Unamortized R&D expenses	323,540	689,178
Unamortized startup costs	1,276,853	1,737,633
Orphan Drug Credit	567,188	431,238
Other, net	64,744	108,104
Total deferred tax assets	4,159,167	5,912,268
Valuation allowance	(4,159,167)	(5,912,268)
Net deferred tax asset	$-	$-

There is no assurance that sufficient taxable income will be generated in the future to utilize the net operating loss carryforward prior to its expiration. A valuation allowance has been recorded to fully offset the deferred tax assets. For the year ended December 31, 2017, the valuation allowance decreased by approximately $1,753,000, primarily as a result of the change in the statutory federal tax rate to 21% for 2018 and future years.

The utilization of our deferred tax assets is restricted when substantial changes in our ownership occur, as defined in Section 382 of the Internal Revenue Code. We believe the Merger on August 3, 2017, will restrict the use of accumulated tax attributes prior to such date, but this is not expected to affect our federal tax liability for the foreseeable future because of our expected future tax losses given the early stage of development of Prolanta. In addition, a transfer of our capital stock held by GHC among its affiliated companies in September 2017, provided additional restrictions on the utilization of tax attributes.

F - 16

Our effective income tax (benefit) provision rate was different than the statutory federal income tax (benefit) provision rate as follows:

	For year ended December 31,
	2017	2016

Federal tax benefit rate	35.0%	35.0%
Permanent differences	-19.9%	-6.4%
Valuation allowance	-15.1%	-28.6%
Effective income tax benefit (provision) rate	0%	0%

Note 7 - Related-Party Transactions

As of December 31, 2017, an affiliate of GHS holds approximately 40% of the voting interest in Oncolix. An affiliate of GHS is the site for clinical trial activities. Accounts payable to GHS and its affiliates for services were approximately $61,935 at December 31, 2017 and 2016, respectively.

We have engaged a contract manufacturer and clinical research firms and certain of the costs incurred have been paid or will be paid through the issuance of capital stock. See Note 3.

Note 8 - Commitments and Contingencies

Damage Claims for August Notes

The terms of the August Notes require the Company to undertake to register the resale of the Common Stock issuable upon conversion of the Notes and the exercise of the August Warrants. As described in Note 5, certain shares were not registered as of December 31, 2017. the Company believes no damages have accrued with respect to these unregistered shares. For the benefit of the holders of the Notes, the Company has filed and will continue to file registration statements to seek to register the resale of these shares.

While the Company believes no damages have accrued as of December 31, 2017, certain holders of Convertible Notes verbally have asserted that damages do accrue under the agreements. As of December 31, 2017, such amount claimed by to the holders equals 18% of the related August Notes, or $522,349, and accrued interest at 24% per annum of $6,068. Interest would continue to accrue until paid. This potential liability is not recorded in the accompanying financial statements because the Company believes no damages are due as of December 31, 2017. However, depending on the timing of future registration statements, future damages may accrue.

Licenses

We licensed certain manufacturing technology for the production of Prolanta. We continue to evaluate processes and methods of manufacturing, but if we utilize this licensed technology we must pay a royalty of up to 2% of future sales.

Incentive compensation for equity sales

Prior to the Merger, our Chief Executive Officer received 1% of the gross proceeds from certain sales of equity securities, including services paid through the issuance of stock. Such incentive compensation plan has not yet been adopted by Oncolix. No additional compensation expense was recorded pursuant to these arrangements in 2017 and 2016.

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

Obligation to GHC Upon Bankruptcy or Liquidation

In connection with the contribution of intellectual property upon the formation of the Company, GHC retains the rights to the contributed intellectual property in the event of the bankruptcy or liquidation of Oncolix. GHC has subordinated these rights to the security interests of the Convertible Notes.

Severance Arrangements for Officers

The Company has entered into employment agreements with its officers that provide for a severance payment of 12 to 18 months of the officer’s salary in the event of termination without cause or under certain other conditions.

F - 17