Form 10-Q
period 2018-03-31
Oncolix, Inc.
filed 2018-05-14
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of May 14, 2018 was 104,477,936.

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

For additional discussion of such risks, uncertainties and assumptions, see "Part I. Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included elsewhere in this Form 10-Q and “Risk Factors” included in the Annual Report on Form 10-K filed with the SEC. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations or any changes in events, conditions or circumstances on which any such statement is based, except as required by law.

Part I. Financial Information

Item 1. Financial Statements.

The following unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three-month periods ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the SEC.

Oncolix, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017
Current assets
Cash and cash equivalents	$30,432	$494,410
Prepaid services with related parties	313,777	313,777
Prepaid expenses	60,099	81,210
Total current assets	404,308	889,397
Property and equipment, net	-	-
Total assets	$404,308	$889,397

Current liabilities
Accounts payable and accrued expenses	$56,934	$43,035
Related party payable and accrued expenses	269,402	261,157
Convertible notes and accrued interest payable	1,889,246	897,111
Accounts payable to Greenville Health System and affiliates	61,935	61,935
Total current liabilities	2,277,517	1,263,238
Deferred compensation	1,268,013	1,268,013
Total liabilities	3,545,530	2,531,251
Commitments and contingencies
Stockholders' deficit
Common stock, $0.0001 par value; 950,000,000 shares authorized, 104,477,936 and 104,477,936 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	10,448	10,448
Series A preferred stock, $0.001 par value, 150,000,000 shares authorized, 63,038,284 and 63,038,284 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	6,304	6,304
Additional paid-in capital	20,960,237	20,960,237
Accumulated deficit	(24,118,211)	(22,618,843)
Total stockholders' deficit	(3,141,222)	(1,641,854)
Total liabilities and stockholders' deficit	$404,308	$889,397

See accompanying condensed notes to consolidated financial statements.

Oncolix, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue	$-	$-
Expenses
Research and development expenses	104,321	50,320
General and administrative expenses	295,823	234,836
Total operating expenses	400,144	285,156
Interest expense on convertible notes	1,099,224	181,394
Net loss	$(1,499,368)	$(466,550)

Loss per common share - basic and diluted	$(0.014)	$(0.007)
Weighted average common shares outstanding - basic and diluted	104,477,936	71,153,300

See accompanying condensed notes to consolidated financial statements.

Oncolix, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activitities
Net loss	$(1,499,368)	$(466,550)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of discount on notes payable	994,463	163,081
Changes in operating assets and liabilities
Prepaid and other current assets	21,111	(25,000)
Related party accounts payable and accrued expenses	8,245	(18,524)
Accounts payable and accrued expenses	11,571	15,562
Net cash used in operating activities	(463,978)	(331,431)
Cash flows from financing activities
Proceeds from sale of convertible notes and warrants	-	1,026,298
Net cash provided by financing activities	-	1,026,298
Net increase (decrease) in cash and cash equivalents	(463,978)	694,867
Cash and cash equivalents at beginning of period	494,410	15,264
Cash and cash equivalents at end of period	$30,432	$710,131
Supplemental information
Interest paid in cash	$107,090	$-

See accompanying condensed notes to consolidated financial statements.

Oncolix, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Accordingly, the financial statements of AEPP for all periods prior to August 3, 2017 are those of Oncolix/DE. Because of the acquisition of a controlling interest on April 8, 2017, the financial statements of AEPP are consolidated with Oncolix/DE since April 2017. The $365,000 purchase price for stock of AEPP by Oncolix/DE was treated as an expense of the merger, and the shares of AEPP Common Stock not owned by Oncolix/DE are treated as shares issued and outstanding subsequent to April 2017. AEPP’s assets, liabilities and results of operations for periods after April 2017 are the consolidated assets, liabilities and results of operations of AEPP and Oncolix/DE.

Contemporaneously with the Merger, Oncolix issued a series of short-term senior secured convertible notes (the “August 2017 Notes”) and related warrants to acquire Common Stock (i) in exchange for prior indebtedness of Oncolix/DE and (ii) for cash proceeds of $2 million. See Note 5.

On September 27, 2017, AEPP filed an amendment with the Florida Secretary of State and changed its name to Oncolix, Inc. As used in these consolidated financial statements, “We”, “Us”, “Our”, “Oncolix” or the “Company” refers to Oncolix/DE prior to April 2017 and the consolidated Oncolix and Oncolix/DE subsequent to such date.

These condensed consolidated financial statements are unaudited; however, in the opinion of management, these condensed statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three--month period ending March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Going concern

We have experienced negative cash flows from operations since the commencement of operations, and we expect these losses to continue into the foreseeable future as we continue the development and clinical testing of our principal product candidate, Prolanta™, and seek regulatory approval to market products. In August 2017, we completed a debt financing through the issuance of the August 2017 Notes which funded our operations into May 2018. See Note 5. The August 2017 Notes mature in seven installments during 2018. As noted in Note 8, the payment of principal and interest due on May 1 was deferred to May 30, 2018. We are currently seeking to amend the terms of the August 2017 Notes and to obtain additional financing that would fund operations through at least 2018. Accordingly, our continued operations are dependent on our ability to amend the payment terms of our existing debt and to raise additional capital through the sale of equity or debt securities or through the licensing of our products. In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue or curtail operations, or sell assets at distressed prices. This uncertainty raises substantial doubt about our ability to continue as a going concern, as noted in the opinion of our independent registered public accounting firm in the audited financial statements as of December 31, 2017. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Use of estimates

To prepare our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made regarding the realization of deferred tax assets, the calculation of the fair value of stock options awarded, the estimation of the value of warrants issued in conjunction with capital stock, and the projected realization of the carrying basis of our assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

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

Concentrations of risk

We have engaged a contract manufacturer to develop methods of production of Prolanta and to produce quantities necessary for our animal and human testing. Accordingly, our operations are dependent upon the manufacturer’s ability to manufacture suitable quantities of Prolanta in compliance with regulatory requirements and within acceptable timeframes, and to maintain regulatory licenses for its operations. Failure to maintain such regulatory requirements would have a material impact on our operations. We incurred contract manufacturing costs of $0 and $3,500 during the three months ended March 31, 2018 and 2017, respectively.

Financial instruments

Our financial instruments consist of cash and cash equivalents, accounts payable and notes payable. We believe that the carrying amounts of the financial instruments classified as current assets and liabilities approximate their fair values because of their short-term nature. As discussed in Note 5, certain of our notes payable have a conversion feature at a discount to future equity offerings. We evaluate the carrying value of these notes payable at the closing of any offering to determine of an adjustment is appropriate. As of March 31, 2018, no adjustments were required.

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

If substantial changes in our ownership should occur, as defined in Section 382 of the Internal Revenue Code, there could be limitations on the amount of net loss carry forwards that could be used to offset future taxable income. Changes in ownership that occurred in 2017 may restrict the use of accumulated tax attributes prior to such date, but this is not expected to affect our federal tax liability for the foreseeable future given the early stage of development of Prolanta and the expected future tax losses.

We will recognize the impact of an uncertain tax position only if that position is more likely than not of being sustained upon examination by the taxing authority based on the technical merits of the position. We will account for interest and penalties relating to an uncertain tax position in the current period statement of operations, as necessary.

Stock-based compensation

We maintained an equity compensation plan under which incentive stock options and non-qualified stock options were granted to employees, independent members of our Board of Directors and outside consultants. The right to make grants under this plan expired on December 31, 2016, and we expect a new plan will be adopted in 2018 or 2019. We recognize stock-based compensation in accordance with ASC topic 718, “Compensation.”

Deferred compensation

The officers of the Company have voluntarily deferred the payment of certain compensation in varying amounts from 2012 through 2016, and such deferral has varied with the financial resources available to Oncolix. During 2015, these officers agreed that the deferred compensation would be paid only from the proceeds of future equity offerings or the sale of assets, and not be paid using the then-existing current assets of the Company. Accordingly, the cumulative unpaid compensation is included in the accompanying condensed balance sheets as a non-current liability, deferred compensation. As of March 31, 2018, $1,268,013 is reflected as deferred compensation in the accompanying condensed balance sheets.

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

Note 3 - Stockholders’ Deficit

We have 950,000,000 authorized shares of Common Stock, $0.0001 par value, and 250,000,000 authorized shares of preferred stock, of which 150,000,000 are designated as Series A Preferred Stock, $0.0001 par value. As of March 31, 2018, 104,477,936 shares of Common Stock were issued and outstanding, and 63,038,284 shares of Series A Preferred Stock, convertible into 66,871,012 shares of Common Stock, were issued and outstanding.

In addition, as of March 31, 2018, we have outstanding options to acquire up to 6,800,000 shares of Common Stock, warrants to acquire up to 49,477,380 shares of Series A Preferred Stock, which upon exercise would be convertible into 52,485,606 shares of Common Stock) and warrants to acquire up to 65,560,120 shares of Common Stock. We may issue an additional 76,889,231 shares of Common Stock if holders of secured notes voluntarily convert. If fully exercised and converted into Common Stock, there would be 373,083,905 shares of Common Stock outstanding. In addition, we may be obligated to issue an additional 14,000,000 shares of Series A Preferred Stock in exchange for future clinical research services in the amount of $1,050,000.

Series A Preferred Stock

Each share of Series A Preferred Stock is currently convertible into 1.0608 shares of Common Stock. This conversion ratio is subject to adjustment for certain dilutive events. If a liquidation event occurs, each share of Series A Preferred Stock is entitled to a liquidation preference of $0.075 per share, and then each share will receive distributions ratably with the Common Stock based on the then-existing conversion ratio. As of December 31, 2017, and March 31, 2018, the liquidation preference of the outstanding shares of Series A Preferred Stock is $4,727,871. The holders of Series A Preferred Stock have voting rights with the Common Stock based on the then-existing conversion ratio, and also have certain separate voting rights for certain matters. As long as at least 14,000,000 shares of Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock have certain protective rights to nominate a director to the Board of Directors, who shall have the right to approve certain transactions. In addition, as long as at least 14,000,000 shares of Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock have the right to vote separately as a class to approve certain amendments to the certificate of incorporation, any liquidation event, and certain issuances of capital stock.

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

Clinical research arrangements and payment in equity

During August 2011, we agreed to pay 10% of the cost of services rendered by a non-US based clinical research organization through the issuance of 333,340 shares of Common Stock at $0.15 per share. The $50,000 value of the Common Stock was recorded as a prepayment of future services. As of March 31, 2018, the unearned portion of the value of the equity issued, $43,090, is reflected as prepaid services in the accompanying condensed balance sheets.

During January 2015, as part of a financing transaction described below, we agreed to pay the cost of services by a US-based clinical research organization through the issuance of Series A Preferred Stock and warrants to acquire Series A Preferred Stock. The $450,000 value of the initial issuance of Series A Preferred Stock was recorded as a prepayment of future services. As of March 31, 2018, the unearned portion of the value of the equity issued reflected as a prepayment in the accompanying condensed balance sheets was $269,999. Additionally, the clinical research organization may perform an additional $1,050,000 in services and receive an additional 14,000,000 shares of Series A Preferred Stock.

Texas Emerging Technology Fund Investment

The Texas Emerging Technology Fund (“TETF”), an economic development affiliate of the State of Texas, is the majority holder of the Company’s Series A Preferred Stock as of March 31, 2018. We agreed to certain conditions related to the TETF investment, including certain representations and warranties. Our obligations to TETF generally expire on September 30, 2020. In the event that we do not maintain our principal place of business or principal executive offices in Texas, TETF may require us to repay the $3.9 million investment plus eight percent interest per annum, compounded annually, from the date of the investment, essentially as a stipulated damage or penalty, and TETF will retain its shares of Series A Preferred Stock. In the event of a breach of other conditions of the investment or representations and warranties, TETF may seek any remedies it may have in law or equity. We can terminate our obligations to TETF at any time by the repayment of the amount invested plus 8% interest calculated as described above.

Warrants to Acquire Series A Preferred Stock

As of March 31, 2018, we have issued warrants to acquire up to 49,477,380 shares of Series A Preferred Stock (the “Preferred Warrants”). The Preferred Warrants expire if not otherwise exercised at various dates commencing on January 16, 2020 and ending May 12, 2022. The exercise price is $0.0825 per share, subject to adjustment for certain dilutive transactions. The Preferred Warrants may be exercised on a cash-less basis. Upon exercise, the Series A Preferred shares underlying the warrants would be convertible into 52,485,606 shares of Common Stock.

Warrants to Acquire Common Stock

As of March 31, 2018, we have issued warrants to acquire up to 65,560,121 shares of Common Stock (the “Common Warrants”). See Note 5. The Common Warrants expire if not otherwise exercised on or prior to August 3, 2022. The exercise price of Common Warrants to acquire 62,360,121 shares is $0.09 per share, and the exercise price of Common Warrants to acquire 3,200,000 shares is $0.0825 per share, subject to adjustment for certain dilutive transactions. The Common Warrants may be exercised on a cash-less basis, and have anti-dilution provisions for issuances below the then-current exercise price. These “down round” protections do not prevent the warrants being linked to our Common Stock under the provisions of ASU 2017-11, and the warrants are settleable only for Common Stock. Accordingly, the warrants are not treated as a derivative in the accompanying financial statements.

2007 Stock Option Plan

The authority to make grants under the 2007 Stock Option Plan expired on December 31, 2016, and no further grants may be made. We expect to adopt a new plan in 2017. As of March 31, 2018 and 2017, options to acquire 6,800,000 and 7,200,000 shares of Common Stock, respectively were outstanding. These options are fully vested and are exercisable at an average price of approximately $0.01 per share.

We recognize stock-based compensation expense for equity awards over the requisite service period of each grant using the Black-Scholes option pricing model to estimate the fair value of the stock options on the date of grant. There was no unamortized stock-based compensation expense recognized related to stock options during any period in 2018 and 2017.

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

These excluded Common Stock equivalents and other potentially dilutive securities during the three months ended March 31, 2018 and 2017 included the following:

	Common-Equivalent Shares as of March 31,
	2018	2017
Series A Preferred Stock outstanding, Common equivalent	66,871,012	62,138,160
Warrants to acquire Series A Preferred Stock, Common equivalent	52,485,605	51,577,380
Options to acquire Common Stock	6,800,000	19,188,280
Warrants to acquire Common Stock	65,560,121	-
Shares issuable upon conversion of August 2017 Notes	76,889,231	-
	268,605,969	132,903,820

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

During the three months ended March 31, 2017, we recorded $65,192 of interest expense attributable to the 2016 Notes, of which $60,235 is accretion. No amounts were recorded in 2018.

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

During the three months ended March 31, 2017, we recorded $116,202 of interest expense attributable to the 2017 Notes, of which $102,844 is accretion. No amounts were recorded in 2018.

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

No interest expense was recorded in the three months ended March 31, 2018 and 2017 related to these notes.

August Secured Notes

On August 3, 2017, we (i) exchanged $1,561,894 of the outstanding balance of debt plus accrued under the 2017 Notes and the July Notes and amounts payable under a consulting agreement and (ii) received $2,000,000 cash for an aggregated purchase price of $3,561,894 in consideration for the issuance of a new series of secured notes (the “August 2017 Notes”) with a stated principal balance of $4,190,463. The August 2017 Notes were issued at a 15% discount as noted. In addition, holders of the 2017 Notes exchanged warrants to acquire 17,608,280 shares of Common Stock at $0.0825 per share for new Warrants to acquire Common Stock at $0.09 per share as described below. The total warrants issued were 55,872,836 shares.

These warrants to acquire Common Stock have a five-year term, cashless exercise provisions and anti-dilution protections.

The feature of the August 2017 Notes allowing conversion into Common Stock was not bifurcated and treated separately as a derivative in the financial statements. This conversion feature, which includes “down round” protection to the noteholders, is considered linked to our Common Stock under the guidance of ASU 2017-11, which was early-adopted by the Company. This conversion feature is considered settleable only for Common Stock and would be classified as equity if bifurcated from the August 2017 Notes. Similarly, the related warrants are also considered linked to our Common Stock under the provisions of ASU 2017-11, and are settleable only for Common Stock. Accordingly, the warrants are not accounted for as a derivative.

We incurred cash offering costs of $277,289 in connection with the offering, including $164,800 paid to a placement agent. In addition, the placement agent surrendered its rights to receive warrants in connection with the 2017 Notes and received warrants to acquire 5,587,284 shares at $0.09 per share. These warrants a were assigned a value of $267,422 using a Black-Scholes formula. The closing Oncolix Common Stock price on the date of issuance was $0.109, and the warrants have a five-year term. Because of the limited trading history of Oncolix Common Stock, we continue to use 40% as an estimate of volatility rather than use the historical trading activity of the pre-merger shell (with a volatility of less than 10%).

The August 2017 Notes bear interest at a rate of 10% per annum, payable quarterly on November 1, 2017, February 1, 2018, and May 1, 2018 and thereafter, on a monthly basis until maturity. The interest is payable in cash or, at the option of the Company, subject to compliance with certain strict volume and price conditions, in fully tradable Common Stock at a 25% discount to the average of the five lowest closing bid prices for the 20 trading days prior to the interest payment date. The final maturity of the August 2017 Notes is November 1, 2018, but commencing on May 1, 2018 and on the first day of each month thereafter until maturity, we are required to redeem an amount of the 2017 Notes equal to 1/7th of the original principal amount, plus 10% of such monthly redemption amount as a bonus. The principal payments shall be made in cash or, subject to the satisfaction of with certain strict volume and price conditions, in Common Stock valued at a 25% discount to the average of the five lowest closing bid prices for the 20 trading days prior to the amortization date. The principal and interest payment due May 1, 2018, was deferred to May 30, 2018. See Note 8.

The August 2017 Notes were originally convertible at the option of the holders at a conversion price equal to the lesser of (i) $0.075 per share of Common Stock, and (ii) 75% of the 10-day average closing bid price of the Common Stock for the 10-day period prior to the effective date of the registration statement (subject to a floor of $0.0545 per share). The August 2017 Notes contain customary anti-dilution protection, including full-ratchet anti-dilution adjustments in the event of certain dilutive issuances (that adjust both price and share amounts).

In the event of a closing of an $8 million financing in connection with a change in listing of the Common Stock to Nasdaq or the NYSE, the August 2017 Notes shall be subject to mandatory conversion into Common Stock at a 30% discount to the offering price. We are required to offer to prepay in cash the aggregate principal amount of the August 2017 Notes at 120% of the principal amount thereof plus any unpaid accrued interest to the date of repayment, at maturity, on the sale of substantially all of the assets of the Company, upon a change of control, upon a qualified offering, or upon a “fundamental transaction” of the Company (such as a reverse merger); in such an event, the holders shall have the right to convert the August 2017 Notes prior to the date of any such prepayment.

The August 2017 Notes contain standard negative covenants customary for transactions of this type. The events of default are also customary for transactions of this type, including default in timely payment of principal or interest, failure to observe or perform any covenant or agreement in the note agreements, the commencement of bankruptcy or insolvency proceedings, failure to timely deliver conversion shares underlying the August 2017 Notes, failure to timely file Securities and Exchange Commission filings, and failure to satisfy certain market conditions.

On the date of issuance, the August 2017 Notes were convertible into Common Stock at $0.075 per share, or at a conversion price below the closing market price of $0.109. This “discount” is considered a beneficial conversion feature for accounting purposes. The allocation of carrying basis between the warrants issued and the notes was determined based on relative valuation. The carrying basis attributable to the warrants to acquire Common Stock is $1,194,934. The discount of the initial conversion price from market related to the beneficial conversion feature of the debt was approximately $1,822,000, and such amount was recorded as a reduction of debt and increase in Additional paid-in capital. After deducting offering costs of $544,711 (including the placement agent warrant), the initial net carrying basis of the August 2017 Notes was reduced to zero. The principal due at maturity ($4,190,463) plus the 10% bonus payable will be accreted as additional interest over the life of the notes.

During the three months ended March 31, 2018, we recorded $1,099,224 of interest expense attributable to the August 2017 Notes, of which $994,463 is accretion.

As of March 31, 2018, the carrying basis (excluding accrued interest) is comprised of:

As of March 31, 2018
Principal due at maturity, including 10% bonus	$4,609,509
Unamortized issue costs and discount	(2,787,776)
Carrying amount in the accompanying Balance Sheet	$1,821,733

Note 6 - Related-Party Transactions

As of March 31, 2018, an affiliate of GHS holds approximately 40% of the voting interest in Oncolix. An affiliate of GHS is the site for clinical trial activities. Accounts payable to GHS and its affiliates for services were approximately $61,935 at March 31, 2018 and December 31, 2017 and 2016, respectively.

We have engaged a contract manufacturer and clinical research firms and certain of the costs incurred have been paid or will be paid through the issuance of capital stock. See Note 3.

Note 7 - Commitments and Contingencies

Damage Claims for August 2017 Notes

The terms of the August 2017 Notes require the Company to undertake to register the resale of the Common Stock issuable upon conversion of the Notes and the exercise of the August Warrants. As described in Note 5, certain shares were not registered as of March 31, 2018. The Company believes no damages have accrued with respect to these unregistered shares. For the benefit of the holders of the Notes, the Company has filed and will continue to file registration statements to seek to register the resale of these shares.

While the Company believes no damages have accrued as of March 31, 2018, certain holders of Convertible Notes have asserted that damages do accrue under the agreements. As of March 31, 2018, such amount claimed by the holders equals 18% of the related August 2017 Notes, or $522,349, and accrued interest at 24% per annum of $37,409. Interest would continue to accrue until paid. This potential liability is not recorded in the accompanying financial statements because the Company believes no damages are due as of March 31, 2018.

Licenses

We licensed certain manufacturing technology for the production of Prolanta. We continue to evaluate processes and methods of manufacturing, but if we utilize this licensed technology we must pay a royalty of up to 2% of future sales.

Incentive compensation for equity sales

Prior to the Merger, our Chief Executive Officer received 1% of the gross proceeds from certain sales of equity securities of Oncolix/DE, including services paid through the issuance of stock. Such incentive compensation plan has not yet been adopted by Oncolix. No additional compensation expense was recorded pursuant to these arrangements in 2018 and 2017.

Contingent obligations to Texas Emerging Technology Fund

In connection with the investments by the TETF, we agreed to certain conditions, including certain representations and warranties, and the breach of which may result in penalties payable to TETF. See Note 3.

Obligation to GHC Upon Bankruptcy or Liquidation

In connection with the contribution of intellectual property upon the formation of the Company, GHC retains the rights to the contributed intellectual property in the event of the bankruptcy or liquidation of Oncolix. GHC has subordinated these rights to the security interests of the August 2017 Notes.

Severance Arrangements for Officers

The Company has entered into employment agreements with its officers that provide for a severance payment of 12 to 18 months of the officer’s salary in the event of termination without cause or under certain other conditions.

Note 8 - Events Subsequent to March 31, 2018

During April, 2018, the holders of the majority of principal of the August 2017 Notes agreed to amend the terms and deferred the payment due May 1 until May 30. The Company is currently negotiating the restructuring of the terms of the August 2017 Notes and attempting to raise additional funds through the sale of debt and equity. There can be no assurance that the Company will be successful in its efforts to renegotiate terms or to raise additional funds. Any renegotiated terms are expected to be dilutive to current stockholders of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Company’s audited annual financial statements in the Annual Report on Form 10-K, and the unaudited interim condensed consolidated financial statements in Item 1 of this Form 10-Q.

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

Accordingly, the financial statements of AEPP for all periods prior to August 3, 2017 are those of Oncolix/DE. Because of the acquisition of a controlling interest on April 8, 2017, the financial statements of AEPP are consolidated with Oncolix/DE since April 2017. The $365,000 purchase price for stock of AEPP by Oncolix/DE was treated as an expense of the merger, and the shares of AEPP Common Stock not owned by Oncolix/DE are treated as shares issued and outstanding subsequent to April 2017. AEPP’s assets, liabilities and results of operations for periods after April 2017 are the consolidated assets, liabilities and results of operations of AEPP and Oncolix/DE.

Contemporaneously with the Merger, Oncolix issued a series of short-term senior secured convertible notes (the “August 2017 Notes”) and related warrants to acquire Common Stock (i) in exchange for prior indebtedness of Oncolix/DE and (ii) for cash proceeds of $2 million. See Note 5.

On September 27, 2017, AEPP filed an amendment with the Florida Secretary of State and changed its name to Oncolix, Inc. As used in these consolidated financial statements, “We”, “Us”, “Our”, “Oncolix” or the “Company” refers to Oncolix/DE prior to April 2017 and the consolidated Oncolix and Oncolix/DE subsequent to such date.

These condensed consolidated financial statements are unaudited; however, in the opinion of management, these condensed statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three--month period ending March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

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

In early 2016, we commenced a Phase I clinical trial of Prolanta for the treatment of ovarian cancer. This trial will evaluate three dose-levels of Prolanta according to a protocol submitted to the FDA. We completed the first dosing group in June 2016, and our Data and Safety Monitoring Board (“DSMB”) has given us permission to dose a second group of patients with a higher dose of Prolanta. Solicitation of enrollment of this second group has commenced.

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

We have experienced negative cash flows from operations since the commencement of operations, and we expect these losses to continue into the foreseeable future as we continue the development and clinical testing of our principal product candidate, Prolanta™, and seek regulatory approval to market products. In August 2017, we completed a debt financing through the issuance of the August 2017 Notes which funded our operations into May 2018. See Note 5. The August 2017 Notes mature in seven installments during 2018. As noted in Note 8, the payment of principal and interest due on May 1 was deferred to May 30, 2018. We are currently seeking to amend the terms of the August 2017 Notes and to obtain additional financing that would fund operations through at least 2018. Accordingly, our continued operations are dependent on our ability to amend the payment terms of our existing debt and to raise additional capital through the sale of equity or debt securities or through the licensing of our products. In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue or curtail operations, or sell assets at distressed prices. This uncertainty raises substantial doubt about our ability to continue as a going concern, as noted in the opinion of our independent registered public accounting firm in the audited financial statements as of December 31, 2017. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

General. We are in the early stage of development of our product candidate, Prolanta, which will require extensive testing in humans and regulatory approvals prior to sale for medical use. To date, we have not generated any revenues from operations. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, Prolanta™ may never be successfully developed or commercialized. At March 31, 2018, Oncolix had an accumulated deficit of $24.1 million primarily as a result of expenditures for research and development and general and administrative expenses. We expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues or achieve profitability.

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

Comparison of Three Months Ended March 31, 2018 and 2017. The results of operations of the Company for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	$	%
Revenue	$-	$-	$-	-%
Expenses
Research and development expenses	104,321	50,320	54,001	107%
General and administrative expenses	295,823	234,836	60,987	26%
Total operating expenses	400,144	285,156	114,988	40%
Interest expense on convertible notes	1,099,224	181,394	917,830	506%
Net loss	$(1,499,368)	$(466,550)	1,032,818	221%

Loss per common share - basic and diluted	$(0.014)	$(0.007)	$0.008	119%
Weighted average common shares outstanding - basic and diluted	104,477,936	71,153,300

* Not Meaningful

Research and development expense increased $54,001 from the three months ended March 31, 2017 to the comparable period in 2018. The increase is partially attributable to higher patent costs in 2018 associated with the successful issuance of certain foreign patent filings and the payment of related fees, as well as the cost of a new filing. In addition, we incurred $33,000 in consulting costs in 2018 related to manufacturing as we evaluate alternative manufacturing methods to improve the process.

General and administrative costs increased $60,987 from the three months ended March 31, 2017 to the comparable period in 2018 principally as a result of higher public entity costs in 2018 after the merger with AEPP in August 2017.

Interest expense in the three months ended March 31, 2018, was attributable to the convertible notes sold or exchanged in August 2017. These notes were sold at substantial discounts to the amounts due at maturity, resulting in higher recorded interest expense for accretion. See Note 6 of Condensed Notes to Consolidated Financial Statements for a summary of interest expense, including accretion. A lower debt amount was outstanding in the comparable period in 2017.

The net loss for the three months ended March 31, 2018, increased approximately $1,033,000, or 221%, compared to the 2017 period principally as a result of these higher interest costs. Net loss per share also increased, partially offset by the higher number of outstanding shares of Common Stock from the merger of Oncolix/DE and Oncolix in April 2017,

Liquidity and Capital Resources

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of Prolanta for the treatment of cancer. The FDA has granted clearance to conduct a Phase I clinical trial in subjects with ovarian cancer, and we commenced the first phase of this study in early 2016. To complete this study we may require additional drug supplies. If this and other studies are successful, substantial additional resources will be necessary to complete the development of Prolanta and seek regulatory approval to market the drug. Based on our current expectations, we believe this development will require at least $25 million of additional funds.

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

The Company currently has no significant cash resources, and payment of certain of its debt and operating obligations has been deferred. During April, 2018, the holders of the majority of principal of the August 2017 Notes agreed to amend the terms and deferred the payment due May 1 until May 30. The Company is currently negotiating the restructuring of the terms of the August 2017 Notes and attempting to raise additional funds through the sale of debt and equity. There can be no assurance that the Company will be successful in its efforts to renegotiate terms or to raise additional funds. Any renegotiated terms are expected to be dilutive to current stockholders of the Company.

To continue our development program, we expect our research and development expenses to increase in connection with our ongoing activities relating to Prolanta, particularly as we focus on and proceed with our clinical trials for our Prolanta product. In addition, our expenses could increase beyond current expectations if applicable regulatory authorities, including the FDA, require that we perform studies in addition to those that we currently anticipate, assuming we successfully complete our Phase I clinical trials, commence and complete our proposed Phase II clinical trials. We currently estimate that we require approximately $2 million to complete the Phase I clinical trial, depending on the cost and availability of drug supplies. We will still need substantial additional capital in the future in order to complete the clinical trials and obtain regulatory approval of Prolanta. Accordingly, we will need to raise additional capital to fund future operations and we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all. Failure to raise additional capital could cause us to curtail operations and result in the loss of your investment in our common stock.

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

As of March 31, 2018, we had cash of approximately $30,000 and secured notes payable (the August 2017 Notes) with a balance due at maturity of approximately $4,610,000. In addition, we have liabilities to third parties and related parties totaling approximately $388,000 and deferred compensation to our employees of approximately $1,268,000 as of March 31, 2018. We are required to raise additional funds promptly in order to continue operations.

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

Accordingly, our continued operations are dependent on our ability to renegotiate the payment terms of our existing debt and to raise additional capital through the sale of equity or debt securities or through the licensing of our products. There can be no assurances that we will be able to obtain funding, or that such arrangements will be on terms attractive to us. In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue, operations, or sell assets at distressed prices. This uncertainty raises substantial doubt about our ability to continue as a going concern, as noted in the opinion of our independent registered public accounting firm in the audited financial statements as of December 31, 2017.

The following table shows a summary of the Company’s cash flows for the periods presented.

	Three Months Ended March 31,
	2018	2017	Change
Net cash used in operating activities	(463,978)	(331,431)	$(132,547)
Net cash provided by financing activities	-	1,026,298	$(1,026,298)
Net increase (decrease) in cash and cash equivalents	(463,978)	694,867	$(1,158,845)
Cash and cash equivalents at beginning of period	494,410	15,264
Cash and cash equivalents at end of period	$30,432	$710,131
Supplemental information
Interest paid in cash	$107,090	$-	$107,090

Cash used in operating activities increased approximately $133,000 from the three months ended March 31, 2017, to the comparable period in 2018, reflecting the increased cash requirements of operating as a public company. Cash provided by financing activities increased approximately $1,026,000 from the 2017 period to the 2018 period. During 2017 convertible notes were issued for cash, and subsequent exchanged in the August 2017 financing. No financing occurred in the 2018 period.

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

Tax Net Operating Loss and Tax Credit Carry-Forwards

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

The utilization of our deferred tax assets is restricted when substantial changes in our ownership occur, as defined in Section 382 of the Internal Revenue Code. We believe changes in stock ownership during 2017 may restrict the use of accumulated tax attributes prior to the end of 2017, but this is not expected to affect our federal tax liability for the foreseeable future given the early stage of development of Prolanta and expected future development costs.

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

With respect to the period ending March 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2018, the Company’s management, including its Principal Executive/Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management was dominated by two individuals during the three-month period ended March 31, 2018, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Please see “Risk Factors” included in the Annual Report on Form 10-K.

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

_________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oncolix, Inc. (Registrant)

Date: May 14, 2018	By:	/s/ Michael T. Redman
Michael T. Redman
President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

