Form 10-Q
period 2018-06-30
Oncolix, Inc.
filed 2018-08-09
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒.

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of August 9, 2018 was 104,477,936.

		Page

Factors Affecting Forward-Looking Statements		3
Part I. Financial Information		3
Item 1.	Financial Statements.	3
	Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (unaudited).	4
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017 (unaudited).	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited).	6
	Notes to Condensed Consolidated Financial Statements (unaudited).	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures.	22

Part II. Other Information.		23
Item 1.	Legal Proceedings.	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item 3.	Defaults Upon Senior Securities.	23
Item 4.	Mine Safety Disclosures.	23
Item 5.	Other Information.	23
Item 6.	Exhibits.	24

Signatures		25

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

Part I. Financial Information

Item 1. Financial Statements.

The following unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Oncolix, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017
Current assets
Cash and cash equivalents	$578,704	$494,410
Prepaid services with related parties	313,777	313,777
Prepaid expenses	38,988	81,210
Total current assets	931,469	889,397
Property and equipment, net	-	-
Total assets	$931,469	$889,397

Current liabilities
Accounts payable and accrued expenses	$69,213	$43,035
Related party payable and accrued expenses	196,733	261,157
Convertible notes and accrued interest payable, net of discount	5,701,373	897,111
Accounts payable to Greenville Health System and affiliates	61,935	61,935
Total current liabilities	6,029,254	1,263,238
Deferred compensation	1,268,013	1,268,013
Total liabilities	7,297,267	2,531,251
Commitments and contingencies
Stockholders' deficit
Common stock, $0.0001 par value; 8,000,000,000 shares authorized, 104,477,936 and 104,477,936 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	10,448	10,448
Series A preferred stock, $0.0001 par value, 150,000,000 shares authorized, 63,038,284 and 63,038,284 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	6,304	6,304
Additional paid-in capital	21,998,776	20,960,237
Accumulated deficit	(28,381,326)	(22,618,843)
Total stockholders' deficit	(6,365,798)	(1,641,854)
Total liabilities and stockholders' deficit	$931,469	$889,397

See accompanying condensed notes to consolidated financial statements.

Oncolix, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-
Expenses
Research and development expenses	63,574	26,775	167,895	77,095
General and administrative expenses	297,995	559,288	593,818	794,124
Total operating expenses	361,569	586,063	761,713	871,219
Loss on debt refinancing	1,706,733	-	1,706,733	-
Interest expense on convertible notes	1,353,266	281,285	2,452,490	462,679
Net loss	(3,421,568)	(867,348)	(4,920,936)	(1,333,898)
Imputed dividend for adjustment of Series A conversion price into Common Stock	841,517	-	841,517	-
Net loss attributable to Common Stock	$(4,263,085)	$(867,348)	$(5,762,453)	$(1,333,898)

Loss per common share - basic and diluted	$(0.041)	$(0.009)	$(0.055)	$(0.016)
Weighted average common shares outstanding - basic and diluted	104,477,936	100,654,206	104,477,936	85,985,247

See accompanying condensed notes to consolidated financial statements.

Oncolix, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activitities
Net loss	$(4,920,936)	$(1,333,898)
Adjustments to reconcile net loss to net cash used in operating activities
Warrant issued for services	591	-
Accretion of discount on notes payable	2,220,693	406,952
Loss on debt refinancing	1,706,733	-
Changes in operating assets and liabilities
Prepaid and other current assets	42,222	-
Related party accounts payable and accrued expenses	(64,424)	(68,524)
Accounts payable and accrued expenses	150,886	42,962
Net cash used in operating activities	(864,235)	(952,508)
Cash flows from financing activities
Proceeds from sale of convertible notes and warrants	948,529	1,030,621
Net cash provided by financing activities	948,529	1,030,621
Net increase (decrease) in cash and cash equivalents	84,294	78,113
Cash and cash equivalents at beginning of period	494,410	15,264
Cash and cash equivalents at end of period	$578,704	$93,377
Non-cash financing activities
Warrants issued to placement agent	$25,290	$42,261
Debt discount related to warrants issued	$171,110	$367,060
Imputed dividend for adjustment of Series A conversion price into Common Stock	$841,547	$-
Stock issued to pay interest	$-	$13,340

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

Contemporaneously with the Merger, Oncolix issued a series of short-term senior secured convertible notes (the “August 2017 Notes”) and related warrants to acquire Common Stock (i) in exchange for prior indebtedness of Oncolix/DE and (ii) for cash proceeds of $2 million. During June 2018, the terms of the August 2017 Notes were renegotiated, and additional secured convertible notes (the “June 2018 Notes”) and related warrants were issued for approximately $1.1 million in cash. See Note 5.

On September 27, 2017, AEPP filed an amendment with the Florida Secretary of State and changed its name to Oncolix, Inc. As used in these consolidated financial statements, “We”, “Us”, “Our”, “Oncolix” or the “Company” refers to Oncolix/DE prior to April 2017 and the consolidated Oncolix and Oncolix/DE subsequent to such date.

These condensed consolidated financial statements are unaudited; however, in the opinion of management, these condensed statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six--month periods ending June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Going concern

We have experienced negative cash flows from operations since the commencement of operations, and we expect these losses to continue into the foreseeable future as we continue the development and clinical testing of our principal product candidate, Prolanta™, and seek regulatory approval to market products. In June 2018, we completed a debt financing through the issuance of the June 2018 Notes which are expected to fund our operations into December 2018. See Note 5. The August 2017 Notes and the June 2018 Notes mature in five installments during 2019. Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities or through the licensing of our products. In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue or curtail operations, or sell assets at distressed prices. This uncertainty raises substantial doubt about our ability to continue as a going concern, as noted in the opinion of our independent registered public accounting firm in the audited financial statements as of December 31, 2017. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Use of estimates

To prepare our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made regarding the realization of deferred tax assets, the calculation of the fair value of stock options and warrants awarded, the estimation of the value of warrants issued in conjunction with capital stock, and the projected realization of the carrying basis of our assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

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

Concentrations of risk

We have engaged a contract manufacturer to develop methods of production of Prolanta and to produce quantities necessary for our animal and human testing. Accordingly, our operations are dependent upon the manufacturer’s ability to manufacture suitable quantities of Prolanta in compliance with regulatory requirements and within acceptable timeframes, and to maintain regulatory licenses for its operations. Failure to maintain such regulatory requirements would have a material impact on our operations. We incurred contract manufacturing costs of $9,925 and $0 during the three months ended June 30, 2018 and 2017, respectively, and $9,925 and $3,476 during the six months ended June 30, 2018 and 2017, respectively.

Financial instruments

Our financial instruments consist of cash and cash equivalents, accounts payable and notes payable. We believe that the carrying amounts of the financial instruments classified as current assets and liabilities approximate their fair values because of their short-term nature. As discussed in Note 5, certain of our notes payable have a conversion feature at a discount to future equity offerings. We evaluate the carrying value of these notes payable at the closing of any offering to determine of an adjustment is appropriate. As of June 30, 2018, no adjustments were required.

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

If substantial changes in our ownership should occur, as defined in Section 382 of the Internal Revenue Code, there could be limitations on the amount of net loss carry forwards that could be used to offset future taxable income. Changes in ownership that occurred in 2017 may restrict the use of accumulated tax attributes prior to such date, but this is not expected to affect our federal tax liability for the foreseeable future given the early stage of development of Prolanta and the expected future tax losses from future development activities.

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

Deferred compensation

The officers of the Company have voluntarily deferred the payment of certain compensation in varying amounts from 2012 through 2016, and such deferral has varied with the financial resources available to Oncolix. During 2015, these officers agreed that the deferred compensation would be paid only from the proceeds of future equity offerings or the sale of assets, and not be paid using the then-existing current assets of the Company. Accordingly, the cumulative unpaid compensation is included in the accompanying condensed balance sheets as a non-current liability, deferred compensation. As of June 30, 2018, $1,268,013 is reflected as deferred compensation in the accompanying condensed balance sheets.

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

Note 3 - Stockholders’ Deficit

We have 8,000,000,000 authorized shares of Common Stock, $0.0001 par value, and 250,000,000 authorized shares of preferred stock, of which 150,000,000 are designated as Series A Preferred Stock, $0.0001 par value. As of June 30, 2018, 104,477,936 shares of Common Stock were issued and outstanding, and 63,038,284 shares of Series A Preferred Stock, convertible into 105,297,802 shares of Common Stock, were issued and outstanding.

In addition, as of June 30, 2018, we have outstanding options to acquire up to 6,800,000 shares of Common Stock, warrants to acquire up to 49,477,380 shares of Series A Preferred Stock (which upon exercise would be convertible into 82,645,958 shares of Common Stock) and warrants to acquire up to 251,513,750 shares of Common Stock. We may issue an additional 224,123,951 shares of Common Stock if holders of secured notes voluntarily convert. If all derivative and convertible securities were fully exercised and converted into Common Stock, there would be a total of 774,859,397 shares of Common Stock outstanding. In addition, we may be obligated to issue an additional 14,000,000 shares of Series A Preferred Stock in exchange for future clinical research services in the amount of $1,050,000.

Series A Preferred Stock

Each share of Series A Preferred Stock is currently convertible into 1.67038 shares of Common Stock, reflecting an adjustment related to the modification of the terms of the August 2017 Notes and related warrants and the issuance of the June 2018 Notes and related warrants as described below. This conversion ratio is subject to further adjustment for certain dilutive events. If a liquidation event occurs, each share of Series A Preferred Stock is entitled to a liquidation preference of $0.075 per share, and then each share will receive distributions ratably with the Common Stock based on the then-existing conversion ratio. As of December 31, 2017, and June 30, 2018, the liquidation preference of the outstanding shares of Series A Preferred Stock is $4,727,871.

During June 2018, the modification of the terms of secured notes and related warrants and the issuance of new notes and related warrants resulted in anti-dilution adjustments to the Series A Preferred Stock. The conversion price of the Series A Preferred Stock was adjusted from $0.0707 to $0.0449, and the shares of Series A Preferred Stock may be converted into Common Stock at any time at the ratio of 1.67038 shares of Common Stock for every share of Series A Preferred Stock (an increase from 1.0608). The change in the number of Common shares into which the Series A shares may convert was treated as a dividend and valued at the closing market price on the date of the change. This “dividend” of $841,547 is recorded in the accompanying financial statements as an increase in Additional Paid in Capital and an increase in Accumulated Deficit.

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

Clinical research arrangements and payment in equity

During August 2011, we agreed to pay 10% of the cost of services rendered by a non-US based clinical research organization through the issuance of 333,340 shares of Common Stock at $0.15 per share. The $50,000 value of the Common Stock was recorded as a prepayment of future services. As of June 30, 2018, the unearned portion of the value of the equity issued, $43,090, is reflected as prepaid services in the accompanying condensed balance sheets.

During January 2015, as part of a financing transaction described below, we agreed to pay the cost of services by a US-based clinical research organization through the issuance of Series A Preferred Stock and warrants to acquire Series A Preferred Stock. The $450,000 value of the initial issuance of Series A Preferred Stock was recorded as a prepayment of future services. As of June 30, 2018, the unearned portion of the value of the equity issued reflected as a prepayment in the accompanying condensed balance sheets was $269,999. Additionally, the clinical research organization may perform an additional $1,050,000 in services and receive an additional 14,000,000 shares of Series A Preferred Stock.

Texas Emerging Technology Fund Investment

The Texas Emerging Technology Fund (“TETF”), an economic development affiliate of the State of Texas, is the majority holder of the Company’s Series A Preferred Stock as of June 30, 2018. We agreed to certain conditions related to the TETF investment, including certain representations and warranties. Our obligations to TETF generally expire on September 30, 2020. In the event that we do not maintain our principal place of business or principal executive offices in Texas, TETF may require us to repay the $3.9 million investment plus eight percent interest per annum, compounded annually, from the date of the investment, essentially as a stipulated damage or penalty, and TETF will retain its shares of Series A Preferred Stock. In the event of a breach of other conditions of the investment or representations and warranties, TETF may seek any remedies it may have in law or equity. We can terminate our obligations to TETF at any time by the repayment of the amount invested plus 8% interest calculated as described above.

Warrants to Acquire Series A Preferred Stock

As of June 30, 2018, we have issued warrants to acquire up to 49,477,380 shares of Series A Preferred Stock (the “Preferred Warrants”). The Preferred Warrants expire if not otherwise exercised at various dates commencing on January 16, 2020 and ending May 12, 2022. The exercise price is $0.0825 per share, subject to adjustment for certain dilutive transactions. The Preferred Warrants may be exercised on a cash-less basis. Upon exercise, the Series A Preferred shares underlying the warrants would be convertible into 82,645,958 shares of Common Stock.

Warrants to Acquire Common Stock

As of June 30, 2018, we have issued warrants to acquire up to 251,513,750 shares of Common Stock (the “Common Warrants”). The terms are summarized in the following table:

	Number of Common Shares	Exercise Price	Expiration Date(s)
Issued with August 2017 Notes	176,418,511	$0.030	August 2022
Issued to Placement Agents of August 2017 Notes	16,761,852	$0.030	August 2022
Issued with June 2018 Notes	51,481,332	$0.036	May 2023
Issued to Placement Agents of June 2018 Notes	4,952,055	$0.036	May 2023
Issued to Directors of Oncolix	1,900,000	$0.036	December 2022 to June 2023
Total	251,513,750

These warrants may be exercised on a cash-less basis and have anti-dilution provisions for issuances below the then-current exercise price. These “down round” protections do not prevent the warrants being linked to our Common Stock under the provisions of ASU 2017-11, and the warrants are settleable only for Common Stock. Accordingly, the warrants are not treated as a derivative in the accompanying financial statements.

2007 Stock Option Plan

The authority to make grants under the 2007 Stock Option Plan expired on December 31, 2016, and no further grants may be made. We expect to adopt a new plan in 2018 or 2019. As of June 30, 2018, options to acquire 6,800,000 shares of Common Stock were outstanding. These options are fully vested and are exercisable at an average price of approximately $0.01 per share.

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

The Common Stock equivalents and other potentially dilutive securities excluded from the loss per share computation during the six months ended June 30, 2018 and 2017 included the following:

	Common-Equivalent Shares as of June 30,
	2018	2017
Series A Preferred Stock outstanding, Common equivalent	105,297,802	62,138,160
Warrants to acquire Series A Preferred Stock, Common equivalent	82,645,958	52,077,380
Options to acquire Common Stock	6,800,000	7,200,000
Warrants to acquire Common Stock	251,513,750	19,199,280
Shares issuable upon conversion of Notes	224,123,951	-
	670,381,461	140,614,820

See Notes 3 and 5 for the terms of these securities.

Note 5 – Notes Payable

As of June 30, 2018, the outstanding debt of the Company is comprised of senior secured convertible notes due commencing in 2019. The carrying basis (excluding accrued interest) of the notes is reflected in the accompanying balance sheet net of unamortized discount associated with the valuation of warrants issued in conjunction with the debt and net of the expenses incurred in the issuance of the debt:

As of June 30, 2018

Principal due at maturity, including 10% bonus	$7,396,090

Unamortized issue costs and discount	(1,889,266)

Carrying amount in the accompanying Balance Sheet	$5,506,824
Accrued interest payable	$194,549

Sale of 2016 Secured Notes

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

During the three months and six months ended June 30, 2017, respectively, we recorded $20,774 and $85,966 of interest expense attributable to the 2016 Notes, of which $16,286 and $76,521 was accretion. No amounts were recorded in 2018.

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

During the three months and six months ended June 30, 2017, respectively, we recorded $260,511 and $376,713 of interest expense attributable to the 2017 Notes, of which $227,585 and $330,431 is accretion. No amounts were recorded in 2018.

Sale of July 2017 Secured Notes

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

No interest expense was recorded in the six months ended June 30, 2018 and 2017 related to these notes.

Sale of August 2017 Secured Notes

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

During June 2018, the terms of the August 2017 Notes and the related warrants were modified as described below.

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

On the date of issuance, the August 2017 Notes were convertible into Common Stock at $0.075 per share, or at a conversion price below the closing market price of $0.109. This “discount” is considered a beneficial conversion feature for accounting purposes. The allocation of carrying basis between the warrants issued and the notes was determined based on relative valuation. The carrying basis attributable to the warrants to acquire Common Stock was $1,194,934. The discount of the initial conversion price from market related to the beneficial conversion feature of the debt was approximately $1,822,000, and such amount was recorded as a reduction of debt and increase in Additional paid-in capital. After deducting offering costs of $544,711 (including the placement agent warrant), the initial net carrying basis of the August 2017 Notes was reduced to zero. The principal due at maturity ($4,190,463) plus the 10% bonus payable was being accreted as additional interest over the original life of the notes.

In June 2018, the terms of the August 2017 Notes were modified to change the payment terms, increase the principal amount due at maturity, and change the conversion price into Common Stock. This modification was accounted for as an extinguishment and reissuance of debt in accordance with ASC 470-20 and 470-50. The remaining unaccreted discount as of the date of modification, $1,706,733, was expensed in the accompanying financial statements as a loss on the refinancing of debt. The resulting amount due at maturity of $4,609,509 (including the 10% bonus payable at maturity) was treated as the face value exchanged for the modified debt. Pursuant to the terms of the modification, the principal value of the August 2017 Notes was increased by 30% to $5,447,602. The modified amount due at maturity is $5,992,362 (including the 10% bonus due at maturity). The issue costs related to the modification of the August 2017 Notes and the issuance of new debt totaled $136,171. The resulting discount of $1,519,023 is being accreted as additional interest expense over the life of the debt.

The August 2017 Notes bear interest at a rate of 10% per annum, payable monthly commencing on April 1, 2019 until the maturity date on August 1, 2019. The interest is payable in cash or, at the option of the Company, subject to compliance with certain strict volume and price conditions, in fully tradable Common Stock at a 25% discount to the average of the five lowest closing bid prices for the 20 trading days prior to the interest payment date. The final maturity of the August 2017 Notes is August 1, 2019, but commencing on April 1, 2019 and on the first day of each month thereafter until maturity, we are required to redeem an amount of the August 2017 Notes equal to 1/5th of the original principal amount, plus 10% of such monthly redemption amount as a bonus. The principal payments shall be made in cash or, subject to the satisfaction of with certain strict volume and price conditions, in Common Stock valued at a 25% discount to the average of the five lowest closing bid prices for the 20 trading days prior to the amortization date.

As modified, the August 2017 Notes are convertible at the option of the holders at a conversion price equal to $0.03 per share of Common Stock. The August 2017 Notes contain customary anti-dilution protection, including full-ratchet anti-dilution adjustments in the event of certain dilutive issuances (that adjust both price and share amounts).

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

The terms of the warrants to acquire Common Stock issued with the August 2017 Notes were also modified. The exercise price was reduced to $0.03 per share, and the warrant became exercisable for 176,418,508 shares. Using a Black-Scholes formula, the calculated value of the modified warrants was $966,691, less than the value calculated for the warrants at issuance. The warrant issued to the placement agent of the warrants was also modified. Accordingly, the carrying value of the warrants was not modified. The closing Oncolix Common Stock price on the date of modification was $0.022, and the warrants have a 4.6-year remaining term. Because of the limited trading history of Oncolix Common Stock, we continue to use 40% as an estimate of volatility rather than use the historical trading activity of the pre-merger shell (with a volatility of less than 10%).

During the three months and six months ended June 30, 2018, we recorded $1,307,993 and $2,407,217 of interest expense, respectively, attributable to the August 2017 Notes, of which $1,191,591 and $2,186,054 is accretion. No amounts were recorded in the comparable periods in 2017.

Sale of June 2018 Notes

During June 2018 we sold additional senior secured convertible notes (the “June 2018 Notes”) on terms substantially equivalent to the modified terms of the August 2017 Notes in exchange for $1,084,699 in cash. The June 2018 Notes are convertible into Common Stock at a price of $0.03 per share. The June 2018 Notes were issued at a 15% discount and have a stated principal value of $1,276,116. The convertible notes bear interest at a rate of 10% per annum, with accrued interest payable commencing April 1, 2019, then on the first day of each calendar month thereafter until maturity. The maturity of the convertible notes is August 1, 2019, but commencing on April 1, 2019 and on the first day of each calendar month thereafter until maturity, the Company is required to redeem an amount of the convertible notes equal to 1/5th of the original principal amount, plus 10% of such monthly redemption amount as a bonus.

In conjunction with the sale of these notes, we issued warrants to acquire 51,481,332 shares of Common Stock at an exercise price of $0.036 per share. These warrants to acquire Common Stock have a five-year term, cashless exercise provisions and anti-dilution protections. An identical warrant was issued to a placement agent for 4,952,055 shares of Common Stock. Using a Black Scholes formula, the values assigned to the related warrant and the placement agent warrant were $171,110 and $25,290, respectively, resulting in a recorded value of the June 2018 Notes of $888,299. The related discount of $196,401 is being accreted as additional expense over the life of the debt.

During the three months and six months ended June 30, 2018, we recorded $45,273 and $45,273 of interest expense, respectively, attributable to the June 2018 Notes, of which $34,639 and $34,639 is accretion. No amounts were recorded in the comparable periods in 2017.

Note 6 - Related-Party Transactions

As of June 30, 2018, an affiliate of GHS holds approximately 40% of the voting interest in Oncolix. An affiliate of GHS is the site for clinical trial activities. Accounts payable to GHS and its affiliates for services were approximately $61,935 at June 30, 2018 and December 31, 2017, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Company’s audited annual financial statements in the Annual Report on Form 10-K for the year ended December 31, 2017, and the unaudited interim condensed consolidated financial statements in Item 1 of this Form 10-Q.

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

Contemporaneously with the Merger, Oncolix issued a series of short-term senior secured convertible notes (the “August 2017 Notes”) and related warrants to acquire Common Stock (i) in exchange for prior indebtedness of Oncolix/DE and (ii) for cash proceeds of $2 million. In June 2018, the terms of the August 2017 Notes were substantially modified in connection with the extension of the maturity date. See Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 herein.

On September 27, 2017, AEPP filed an amendment with the Florida Secretary of State and changed its name to Oncolix, Inc. As used in these consolidated financial statements, “We”, “Us”, “Our”, “Oncolix” or the “Company” refers to Oncolix/DE prior to April 2017 and the consolidated Oncolix and Oncolix/DE subsequent to such date.

These condensed consolidated financial statements are unaudited; however, in the opinion of management, these condensed statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six-month period ending June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

We have experienced negative cash flows from operations since the commencement of operations, and we expect these losses to continue into the foreseeable future as we continue the development and clinical testing of our principal product candidate, Prolanta™, and seek regulatory approval to market products. In June 2018, we completed a debt financing through the issuance of the June 2018 Notes which are expected to fund our operations into December 2018. See Note 5 of Notes to Condensed Consolidated Financial Statements elsewhere herein. The August 2017 Notes and the June 2018 Notes mature in five installments during 2019. Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities or through the licensing of our products. In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue or curtail operations, or sell assets at distressed prices. This uncertainty raises substantial doubt about our ability to continue as a going concern, as noted in the opinion of our independent registered public accounting firm in the audited financial statements as of December 31, 2017. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

General. We are in the early stage of development of our product candidate, Prolanta, which will require extensive testing in humans and regulatory approvals prior to sale for medical use. To date, we have not generated any revenues from operations. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, Prolanta™ may never be successfully developed or commercialized. At June 30, 2018, Oncolix had an accumulated deficit of $28.4 million primarily as a result of expenditures for research and development and general and administrative expenses. We expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues or achieve profitability.

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

Comparison of Three Months Ended June 30, 2018 and 2017. The results of operations of the Company for the three months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenue	$-	$-	$-	-%
Expenses
Research and development expenses	63,574	26,775	36,799	137%
General and administrative expenses	297,995	559,288	(261,293)	-47%
Total operating expenses	361,569	586,063	(224,494)	-38%
Loss on debt refinancing	1,706,733	-	1,706,733	NM*
Interest expense on convertible notes	1,353,266	281,285	1,071,981	381%
Net loss	(3,421,568)	(867,348)	(2,554,220)	294%

Imputed dividend for adjustment of Series A conversion price into Common Stock	841,517	-	841,517	NM*
Net loss attributable to Common Stock	$(4,263,085)	$(867,348)	(3,395,737)	392%

Loss per common share - basic and diluted	$(0.041)	$(0.009)	$(0.032)	374%

Weighted average common shares outstanding - basic and diluted	104,477,936	100,654,206
* NM - Not Meaningful

Research and development expense increased approximately $37,000 from the three months ended June 30, 2017 to the comparable period in 2018, principally as a result of process development and consulting costs incurred in 2018 as the Company evaluated improvements to its manufacturing process. The Company commenced enrollment of the second dosing group in its Phase I clinical trial during 2018, but no significant costs have been incurred as of June 30, 2018.

General and administrative costs decreased approximately $261,000 from the three months ended June 30, 2017 to the comparable period in 2018. During 2017, the Company acquired an interest in AEPP for $365,000 which was expensed as an acquisition cost of the Merger. This was partially offset by the higher public entity costs in 2018 after the merger with AEPP in August 2017.

During 2018, the terms of the August 2017 Notes were modified, and we recognized a loss on this debt refinancing of $1,706,733, comprised of the remaining unrecognized accretion on these notes.

Interest expense increased approximately $1,072,000 from the three months ended June 30, 2017 to the comparable period in 2018. The increase in interest expense is the result of a higher borrowing level in 2018 after the sale of the August 2017 Notes in August 2017 and the June 2018 Notes in June 2018. These notes were sold at substantial discounts to the amounts due at maturity, resulting in higher recorded interest expense for accretion as well as the 10% stated interest rate. See Note 5 of Condensed Notes to Consolidated Financial Statements for a summary of interest expense, including accretion. A lower debt amount was outstanding in the comparable period in 2017.

The net loss attributable to Common Stock for the three months ended June 30, 2018, increased approximately $3,396,000, or 392%, compared to the 2017 period principally as a result of the loss recognized on the refinancing and the higher interest costs and the imputed dividend for the anti-dilution adjustment of the Series A conversion price into Common Stock. Net loss per share also increased, partially offset by the higher number of outstanding shares of Common Stock from the merger of Oncolix/DE and Oncolix in 2017.

Comparison of Six Months Ended June 30, 2018 and 2017. The results of operations of the Company for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	$	%
Revenue	$-	$-	$-	-%
Expenses
Research and development expenses	167,895	77,095	90,800	118%
General and administrative expenses	593,818	794,124	(200,306)	-25%
Total operating expenses	761,713	871,219	(109,506)	-13%
Loss on debt refinancing	1,706,733	-	1,706,733	NM*
Interest expense on convertible notes	2,452,490	462,679	1,989,811	430%
Net loss	(4,920,936)	(1,333,898)	(3,587,038)	269%
Imputed dividend for adjustment of Series A conversion price into Common Stock	841,517	-	841,517	NM*
Net loss attributable to Common Stock	$(5,762,453)	$(1,333,898)	(4,428,555)	332%

Loss per common share - basic and diluted	$(0.055)	$(0.016)	$(0.040)	256%
Weighted average common shares outstanding - basic and diluted	104,477,936	85,985,247
* NM - Not Meaningful

Research and development expense increased approximately $91,000 from the six months ended June 30, 2017 to the comparable period in 2018, principally as a result of process development and consulting costs incurred in 2018 as the Company evaluated improvements to its manufacturing process. The Company commenced enrollment of the second dosing group in its Phase I clinical trial during 2018, but no significant costs have been incurred as of June 30, 2018.

General and administrative costs decreased approximately $200,000 from the three months ended June 30, 2017 to the comparable period in 2018. During 2017, the Company acquired an interest in AEPP for $365,000 which was expensed as an acquisition cost of the Merger. This was partially offset by the higher public entity costs in 2018 after the merger with AEPP in August 2017.

During 2018, the terms of the August 2017 Notes were modified, and we recognized a loss on this debt refinancing of $1,706,733, comprised of the remaining unrecognized accretion on these notes.

Interest expense increased approximately $1,990,000 from the six months ended June 30, 2017 to the comparable period in 2018. The increase in interest expense is the result of a higher borrowing level in 2018 after the sale of the August 2017 Notes in August 2017 and the June 2018 Notes in June 2018. These notes were sold at substantial discounts to the amounts due at maturity, resulting in higher recorded interest expense for accretion as well as the 10% stated interest rate. See Note 5 of Condensed Notes to Consolidated Financial Statements for a summary of interest expense, including accretion. A lower debt amount was outstanding in the comparable period in 2017.

The net loss attributable to Common Stock for the six months ended June 30, 2018, increased approximately $4,429,000, or 332%, compared to the 2017 period as a result of the loss recognized on the debt refinancing and the higher interest costs and the imputed dividend for the anti-dilution adjustment of the Series A conversion price into Common Stock. Net loss per share also increased, partially offset by the higher number of outstanding shares of Common Stock from the merger of Oncolix/DE and Oncolix in 2017.

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

We have experienced negative cash flows from operations since the commencement of operations, and we expect these losses to continue into the foreseeable future as we continue the development and clinical testing of our principal product candidate, Prolanta™, and seek regulatory approval to market products. In June 2018, we completed a debt financing through the issuance of the June 2018 Notes which are expected to fund our operations into December 2018. The August 2017 Notes and the June 2018 Notes mature in five installments during 2019. Accordingly, our continued operations are dependent on our ability to raise additional capital through the sale of equity or debt securities or through the licensing of our products.

To continue our development program, we expect our research and development expenses to increase in connection with our ongoing activities relating to Prolanta, particularly as we focus on and proceed with our clinical trials for our Prolanta product. In addition, our expenses could increase beyond current expectations if applicable regulatory authorities, including the FDA, require that we perform studies in addition to those that we currently anticipate, assuming we successfully complete our Phase I clinical trials, commence and complete our proposed Phase II clinical trials. We currently estimate that we require approximately $1 million to complete the Phase I clinical trial, depending on the cost and availability of drug supplies. We will still need substantial additional capital in the future in order to complete the clinical trials and obtain regulatory approval of Prolanta. Accordingly, we will need to raise additional capital to fund future operations and we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all. Failure to raise additional capital could cause us to curtail operations and result in the loss of your investment in our common stock.

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

As of June 30, 2018, we had cash of approximately $579,000 and secured notes payable with a balance due at maturity of approximately $7.4 million. In addition, we have liabilities to third parties and related parties totaling approximately $328,000 and deferred compensation to our employees of approximately $1,268,000 as of June 30, 2018. We expect our existing cash resources to fund our normal operations into December 2018. We will be required to raise additional funds to continue operations after that date.

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

The following table shows a summary of the Company’s cash flows for the periods presented.

	Six Months Ended June 30,
	2018	2017	Change
Net cash used in operating activities	(864,235)	(952,508)	$88,273
Net cash provided by financing activities	948,529	1,030,621	$(82,092)

Net increase (decrease) in cash and cash equivalents	84,294	78,113	$6,181
Cash and cash equivalents at beginning of period	494,410	15,264
Cash and cash equivalents at end of period	$578,704	$93,377
Non-cash financing activities
Warrants issued to placement agent	$25,290	$42,261	$(16,971)
Debt discount related to warrants issued	$171,110	$367,060	$(195,950)
Imputed divident for adjustment of Series A conversion price into Common Stock	$841,547	$-	$841,547
Stock issued to pay interest	$-	$13,340	$(13,340)

Cash used in operating activities decreased approximately $88,000 from the six months ended June 30, 2017, to the comparable period in 2018, reflecting the approximately $110,000 reduction in operating expenses between the periods. Cash provided by financing activities decreased approximately $82,000 from the 2017 period to the 2018 period, reflecting reduced borrowing under convertible notes in 2018, net of offering costs, as compared to the comparable period in 2017.

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

Quantitative and Qualitative Disclosures about Market Risks

We held no marketable securities at any time during the periods presented. Our existing short-term debt is at a fixed rate but has a conversion feature which requires an adjustment in the event of the issuance of additional equity or convertible securities. Because we intend to conduct activities globally, certain of our contracts either will require payment in foreign currencies or will be billed in US dollars based on a specified exchange rate. In particular, payments under our previous manufacturing services agreements were adjusted for certain changes in the exchange rate for Canadian dollars. Our exposure to changes in currency exchange rates will be dependent on the amounts of future billings by each service provider.

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

The utilization of our deferred tax assets is restricted when substantial changes in our ownership occur, as defined in Section 382 of the Internal Revenue Code. We believe changes in stock ownership during 2017 may restrict the use of accumulated tax attributes prior to the end of 2017, but this is not expected to affect our federal tax liability for the foreseeable future given the early stage of development of Prolanta and expected future development costs expected to be incurred in the development of our products.

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

With respect to the period ending June 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2018, the Company’s management, including its Principal Executive/Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management was dominated by two individuals during the three-month period ended June 30, 2018, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

___________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oncolix, Inc.

(Registrant)

Date: August 9, 2018	By:	/s/ Michael T. Redman
Michael T. Redman
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

