Form 10-Q
period 2018-09-30
Oncolix, Inc.
filed 2018-11-19
CIK 1584137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of November 12, 2018 was 114,227,936.

		Page

Factors Affecting Forward-Looking Statements		3

Part I. Financial Information		4

Item 1.	Financial Statements.	4
	Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited).	4
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017 (unaudited).	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited).	6
	Notes to Condensed Consolidated Financial Statements (unaudited).	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures.	22

Part II. Other Information.		23

Item 1.	Legal Proceedings.	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item 3.	Defaults Upon Senior Securities.	23
Item 4.	Mine Safety Disclosures.	23
Item 5.	Other Information.	23
Item 6.	Exhibits.	24

Signatures		25

Factors Affecting Forward-Looking Statements

This Form 10-Q Quarterly Report (“Form 10-Q”) contains certain “forward-looking statements,” which statements involve substantial risks and uncertainties. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, in particular, risks relating to:

•	the early stage of development of our product candidates;

•	the timing, cost or results of our clinical trials;

•	our need for substantial additional funds and uncertainties regarding our ability to raise such funds on acceptable terms, if at all;

•	our ability to make arrangements to repay indebtedness, and the possible loss of assets or our ability to operate if we are unable to do so on acceptable terms;

•	uncertainties relating to the decisions of regulatory agencies;

•	uncertainties related to reimbursement policies by payors;

•	uncertainties regarding current and future government regulations of our business;

•	uncertainties relating to patent and intellectual property matters;

•	our dependence on third parties, including our contract manufacturer, clinical research organizations, and consultants;

•	competition; and

•	other risks and uncertainties described in the Company's filings with the Securities and Exchange Commission (“SEC”).

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

Part I. Financial Information

Item 1. Financial Statements.

The following unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair statement of the interim periods presented have been included. The year-end balance sheet data was derived from audited financial statements but does not include all the disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Oncolix, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
Current assets
Cash and cash equivalents	$123,300	$494,410
Prepaid services with related parties	150,000	313,777
Prepaid expenses	17,877	81,210
Total current assets	291,177	889,397
Property and equipment, net	-	-
Deferred offering costs	5,464	-
Total assets	$296,641	$889,397

Current liabilities
Accounts payable and accrued expenses	$46,031	$43,035
Related party payable and accrued expenses	17,919	261,157
Convertible notes and accrued interest payable, net of discount	6,207,671	897,111
Accounts payable to Greenville Health System
and affiliates	61,935	61,935
Total current liabilities	6,333,556	1,263,238
Deferred compensation	1,268,013	1,268,013
Total liabilities	7,601,569	2,531,251
Commitments and contingencies
Stockholders' deficit
Common stock, $0.0001 par value; 8,000,000,000 shares
authorized, 108,477,936 and 104,477,936 shares
issued and outstanding at September 30, 2018 and
December 31, 2017, respectively	10,848	10,448
Series A preferred stock, $0.0001 par value, 150,000,000
shares authorized, 63,038,284 and 63,038,284 shares
issued and outstanding at September 30, 2018 and
December 31, 2017, respectively	6,304	6,304
Additional paid-in capital	22,118,375	20,960,237
Accumulated deficit	(29,440,455)	(22,618,843)
Total stockholders' deficit	(7,304,928)	(1,641,854)
Total liabilities and stockholders' deficit	$296,641	$889,397

See accompanying condensed notes to consolidated financial statements.

Oncolix, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-
Expenses
Research and development expenses	211,197	76,013	379,092	153,108
General and administrative expenses	221,633	350,303	815,451	1,144,427
Total operating expenses	432,830	426,316	1,194,543	1,297,535
Loss on debt refinancing	-	-	1,706,733	-
Gain on extinguishment of debt	-	(437,184)	-	(437,184)
Interest expense on convertible notes	626,299	814,054	3,078,789	1,276,733
Net loss	(1,059,129)	(803,186)	(5,980,065)	(2,137,084)
Imputed dividend for adjustment of
Series A conversion price into
Common Stock	-	-	841,517	-
Net loss attributable to Common Stock	$(1,059,129)	$(803,186)	$(6,821,582)	$(2,137,084)

Loss per common share - basic
and diluted	$(0.010)	$(0.009)	$(0.065)	$(0.027)
Weighted average common shares
outstanding - basic and diluted	106,336,632	92,190,551	105,104,310	78,302,103

See accompanying condensed notes to consolidated financial statements.

Oncolix, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activitities
Net loss	$(5,980,065)	$(2,137,084)
Adjustments to reconcile net loss to net
cash used in operating activities
Warrant issued for services	591	-
Accretion of discount on notes payable	2,676,665	1,122,415
Gain on extinguishment of debt	-	(437,184)
Loss on debt refinancing	1,706,733	-
Changes in operating assets and liabilities
Prepaid and other current assets	221,646	50,000
Related party accounts payable
and accrued expenses	(243,238)	(45,012)
Accounts payable and accrued
Increase (Decrease) in Accounts Payable and Accrued Liabilities expenses	298,029	(107,078)
Net cash used in operating activities	(1,319,639)	(1,553,943)
Cash flows from financing activities
Proceeds from exercise of stock options	-	1,000
Proceeds from sale of convertible
notes and warrants	948,529	3,018,267
Payment of secured notes	-	(120,000)
Net cash provided by financing activities	948,529	2,899,267
Net increase in cash and cash equivalents
	(371,110)	1,345,324

Cash and cash equivalents at beginning of period	494,410	15,264
Cash and cash equivalents at end of period	$123,300	$1,360,588
Non-cash financing activities
Stock issued to pay interest and other liabilities	$-	$56,926
Stock issued in cashless exercise of warrants	$-	$90
Stock issued in conversion of secured notes	$120,000	$-
Beneficial conversion feature of notes issued	$-	$1,822,248
Stock assumed in reverse merger	$-	$3,177
Warrants issued in debt modifications	$-	$19,900
Warrants issued to placement agent	$25,290	$267,422
Debt discount related to warrants issued	$171,110	$1,639,005
Inputed dividend for adjustment of Series A
conversion price into Common Stock	$841,547	$-
Interest paid in cash	$107,090	$12,248

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

These condensed consolidated financial statements are unaudited; however, in the opinion of management, these condensed statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ending September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Description of business

We are developing medical therapies for the treatment of cancer. The Company’s activities are focused on the development of Prolanta™ for the treatment of gynecological cancers and Cyclosam™ a radiopharmaceutical licensed in October 2018. See Note 8. Oncolix is incorporated in Florida, and we commenced operations on January 24, 2007. At the commencement of our operations, certain intellectual property was transferred to us by a subsidiary of Greenville Health Corporation (collectively, “GHC”), a component unit of Greenville Health System (“GHS”) of South Carolina. Prior to the Merger in August 2017, GHC was the majority stockholder of Oncolix. See Notes 3, 6 and 7.

As a clinical-stage biotechnology company, we have no revenues and must raise substantial additional capital to support the completion of our development and commercialization activities. The Company’s business is subject to significant risks and uncertainties, including the risk of failure to secure additional funding for the Company’s future operations and to repay its existing indebtedness.

Going concern

We have experienced negative cash flows from operations since the commencement of operations, and we expect these losses to continue into the foreseeable future as we continue the development and clinical testing of our principal product candidate, Prolanta™, and seek regulatory approval to market products. In June 2018, we completed a debt financing through the issuance of the June 2018 Notes which are expected to fund our operations into December 2018. See Note 5. To fund our operations beyond this date, we have commenced a private placement for the sale of units of our Common Stock and warrants to acquire Common Stock. See Note 8. The August 2017 Notes and the June 2018 Notes mature in five installments during 2019. Accordingly, our continued operations are dependent on our ability to complete the current private placement, and then to subsequently raise additional capital through the sale of equity or debt securities or through the licensing of our products. In the event we are unable to raise sufficient funds, we would have to substantially alter, or possibly even discontinue or curtail operations, or sell assets at distressed prices. This uncertainty raises substantial doubt about our ability to continue as a going concern, as noted in the opinion of our independent registered public accounting firm in the audited financial statements as of December 31, 2017. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Research and development

Research and development costs, which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits of employees engaged in research; the cost of consultants engaged in our research activities; the cost of developing methods to manufacture our investigational drug products; the costs of production of investigation drugs for use in research, animal and human testing; the costs of the testing of our products in animal models and in human testing; the cost of research conducted on our behalf at academic institutions; the depreciation of equipment used in research; the cost of obtaining patents for the protection of our intellectual property; and other costs associated with these activities. These costs are accounted for in accordance with Accounting Standards Codification (“ASC”) subtopic 730, “Research and Development,” which requires all research and development costs to be charged to expense as incurred.

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

Concentrations of risk

We have engaged a contract manufacturer to develop methods of production of Prolanta and to produce quantities necessary for our animal and human testing. Accordingly, our operations are dependent upon the manufacturer’s ability to manufacture suitable quantities of Prolanta in compliance with regulatory requirements and within acceptable timeframes, and to maintain regulatory licenses for its operations. Failure to maintain such regulatory requirements would have a material impact on our operations. We incurred contract manufacturing costs of $63,679 and $3,600 during the three months ended September 30, 2018 and 2017, respectively, and $73,604 and $7,076 during the nine months ended September 30, 2018 and 2017, respectively.

Financial instruments

Our financial instruments consist of cash and cash equivalents, accounts payable and notes payable. We believe that the carrying amounts of the financial instruments classified as current assets and liabilities approximate their fair values because of their short-term nature. As discussed in Note 5, certain of our notes payable have a conversion feature at a discount to future equity offerings. We evaluate the carrying value of these notes payable at the closing of any offering to determine of an adjustment is appropriate. As of September 30, 2018, no adjustments were required.

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

If substantial changes in our ownership should occur, as defined in Section 382 of the Internal Revenue Code, there could be limitations on the amount of net loss carry forwards that could be used to offset future taxable income. Changes in ownership that occurred in 2017 may restrict the use of accumulated tax attributes prior to such date, but this is not expected to affect our federal tax liability for the foreseeable future given the early stage of development of our product candidates and the expected future tax losses from future development activities.

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

Deferred compensation

The officers of the Company have voluntarily deferred the payment of certain compensation in varying amounts from 2012 through 2016, and such deferral has varied with the financial resources available to Oncolix. During 2015, these officers agreed that the deferred compensation would be paid only from the proceeds of future equity offerings or the sale of assets, and not be paid using the then-existing current assets of the Company. These officers extended this deferral commitment in conjunction with the June 2018 Notes. Accordingly, the cumulative unpaid compensation is included in the accompanying condensed balance sheets as a non-current liability, deferred compensation. As of September 30, 2018, $1,268,013 is reflected as deferred compensation in the accompanying condensed balance sheets.

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

Note 3 - Stockholders’ Deficit

We have 8,000,000,000 authorized shares of Common Stock, $0.0001 par value, and 250,000,000 authorized shares of preferred stock, of which 150,000,000 are designated as Series A Preferred Stock, $0.0001 par value. As of September 30, 2018, 108,477,936 shares of Common Stock were issued and outstanding, and 63,038,284 shares of Series A Preferred Stock, convertible into 105,064,017 shares of Common Stock, were issued and outstanding.

In addition, as of September 30, 2018, we have outstanding options to acquire up to 6,800,000 shares of Common Stock, warrants to acquire up to 49,477,380 shares of Series A Preferred Stock (which upon exercise would be convertible into 82,462,465 shares of Common Stock) and warrants to acquire up to 251,513,750 shares of Common Stock. We may issue an additional 220,123,951 shares of Common Stock if holders of secured notes voluntarily convert. If all derivative and convertible securities were fully exercised and converted into Common Stock, there would be a total of 774,442,119 shares of Common Stock outstanding. In addition, we may be obligated to issue an additional 14,000,000 shares of Series A Preferred Stock in exchange for future clinical research services in the amount of $1,050,000.

Series A Preferred Stock

Each share of Series A Preferred Stock is currently convertible into 1.666667 shares of Common Stock, reflecting an adjustment related to the modification of the terms of the August 2017 Notes and related warrants and the issuance of the June 2018 Notes and related warrants as described below. This conversion ratio is subject to further adjustment for certain dilutive events. If a liquidation event occurs, each share of Series A Preferred Stock is entitled to a liquidation preference of $0.075 per share, and then each share will receive distributions ratably with the Common Stock based on the then-existing conversion ratio. As of December 31, 2017, and September 30, 2018, the liquidation preference of the outstanding shares of Series A Preferred Stock is $4,727,871.

During June 2018, the modification of the terms of secured notes and related warrants and the issuance of new notes and related warrants resulted in anti-dilution adjustments to the Series A Preferred Stock. The conversion price of the Series A Preferred Stock was adjusted from $0.0707 as of December 31, 2017 to $0.0450 as of September 30, 2018, and the shares of Series A Preferred Stock may be converted into Common Stock at any time at the ratio of 1.66667 shares of Common Stock for every share of Series A Preferred Stock (an increase from 1.0608 as of December 31, 2017). The change in the number of Common shares into which the Series A shares may convert was treated as a dividend and valued at the closing market price on the date of the change. This “dividend” of $841,547 is recorded in the accompanying financial statements as an increase in Additional Paid in Capital and an increase in Accumulated Deficit.

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

Clinical research arrangements and payment in equity

During August 2011, we agreed to pay 10% of the cost of services rendered by a non-US based clinical research organization through the issuance of 333,340 shares of Common Stock at $0.15 per share. The $50,000 value of the Common Stock was recorded as a prepayment of future services. As of September 30, 2018, the unearned portion of the value of the equity issued, $43,090, was expensed as a result of changes in the contractual relationship.

During January 2015, as part of a financing transaction described below, we agreed to pay the cost of services by a US-based clinical research organization through the issuance of Series A Preferred Stock and warrants to acquire Series A Preferred Stock. The $450,000 value of the initial issuance of Series A Preferred Stock was recorded as a prepayment of future services. As of September 30, 2018, the unearned portion of the value of the equity issued reflected as a prepayment in the accompanying condensed balance sheets was $150,000. Additionally, the clinical research organization may perform an additional $1,050,000 in services and receive an additional 14,000,000 shares of Series A Preferred Stock.

Texas Emerging Technology Fund Investment

The Texas Emerging Technology Fund (“TETF”), an economic development affiliate of the State of Texas, is the majority holder of the Company’s Series A Preferred Stock as of September 30, 2018. We agreed to certain conditions related to the TETF investment, including certain representations and warranties. Our obligations to TETF generally expire on September 30, 2020. In the event that we do not maintain our principal place of business or principal executive offices in Texas, TETF may require us to repay the $3.9 million investment plus eight percent interest per annum, compounded annually, from the date of the investment, essentially as a stipulated damage or penalty, and TETF will retain its shares of Series A Preferred Stock. In the event of a breach of other conditions of the investment or representations and warranties, TETF may seek any remedies it may have in law or equity. We can terminate our obligations to TETF at any time by the repayment of the amount invested plus 8% interest calculated as described above.

Warrants to Acquire Series A Preferred Stock

As of September 30, 2018, we have issued warrants to acquire up to 49,477,380 shares of Series A Preferred Stock (the “Preferred Warrants”). The Preferred Warrants expire if not otherwise exercised at various dates commencing on January 16, 2020 and ending May 12, 2022. The exercise price is $0.0825 per share, subject to adjustment for certain dilutive transactions. The Preferred Warrants may be exercised on a cash-less basis. Upon exercise, the Series A Preferred shares underlying the warrants would be convertible into 82,462,465 shares of Common Stock.

Warrants to Acquire Common Stock

As of September 30, 2018, we have issued warrants to acquire up to 251,513,750 shares of Common Stock (the “Common Warrants”). The terms are summarized in the following table:

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

2007 Stock Option Plan

The authority to make grants under the 2007 Stock Option Plan expired on December 31, 2016, and no further grants may be made. We expect to adopt a new plan in 2018 or 2019. As of September 30, 2018, options to acquire 6,800,000 shares of Common Stock were outstanding. These options are fully vested and are exercisable at an average price of approximately $0.01 per share.

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

The Common Stock equivalents and other potentially dilutive securities excluded from the loss per share computation during the nine months ended September 30, 2018 and 2017 included the following:

	Common-Equivalent Shares as of September 30,
	2018	2017
Series A Preferred Stock outstanding, Common equivalent	105,064,017	63,038,284
Warrants to acquire Series A Preferred Stock, Common equivalent	82,462,465	49,477,380
Options to acquire Common Stock	6,800,000	6,800,000
Warrants to acquire Common Stock	251,513,750	64,660,120
Shares issuable upon conversion of Notes	220,123,951	55,872,837
	665,964,183	239,848,621

See Notes 3 and 5 for the terms of these securities.

Note 5 – Notes Payable

As of September 30, 2018, the outstanding debt of the Company is comprised of senior secured convertible notes due commencing in 2019. The carrying basis (excluding accrued interest) of the notes is reflected in the accompanying balance sheet net of unamortized discount associated with the valuation of warrants issued in conjunction with the debt and net of the expenses incurred in the issuance of the debt:

As of September 30, 2018
Principal due at maturity,
including 10% bonus	$7,264,091
Unamortized issue costs and
discount	(1,421,294)
Carrying amount in the
accompanying Balance Sheet	$5,842,797
Accrued interest payable	$364,874

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

During the three months and nine months ended September 30, 2017, respectively, we recorded $3,256 and $89,222 of interest expense attributable to the 2016 Notes, of which $1,293 and $77,814 was accretion. No amounts were recorded in 2018.

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

During the three months and nine months ended September 30, 2017, respectively, we recorded $103,914 and $103,914 of interest expense attributable to the 2017 Notes, of which $87,914 and $87,914 is accretion. No interest expense was recorded in 2018 related to these notes.

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

During August, 2018, the principal amount of $120,000 was converted into 4,000,000 shares of Common Stock by the holders.

During the three months and nine months ended September 30, 2018, we recorded $495,731 and $2,902,948 of interest expense, respectively, attributable to the August 2017 Notes, of which $357,968 and $2,544,022 is accretion. No amounts were recorded in the comparable periods in 2017.

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

During the three months and nine months ended September 30, 2018, we recorded $130,568 and $175,841 of interest expense, respectively, attributable to the June 2018 Notes, of which $98,005 and $132,644 is accretion. No amounts were recorded in the comparable periods in 2017.

Note 6 - Related-Party Transactions

As of September 30, 2018, an affiliate of GHS holds approximately 40% of the voting interest in Oncolix. An affiliate of GHS is the site for clinical trial activities. Accounts payable to GHS and its affiliates for services were approximately $61,935 at September 30, 2018 and December 31, 2017, respectively.

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

Note 8 – Events Subsequent to September 30, 2018

During October, 2018, the Company licensed a radiopharmaceutical product candidate, Cyclosam, and issued 3,250,000 shares of Common Stock. The Company also incurred certain royalty and development obligations. Additionally, during November 2018, the principal amount of $75,000 of the August 2017 Notes was converted into 2,500,000 shares of Common Stock.

The Company has commenced a private placement of Common Stock and warrants to fund its continued activities. There can be no assurances that these activities will be successful or that any amounts raised will be sufficient to fund the Company’s expected activities. However, based on current market conditions, the Company expects that the private placement would result in substantial additional adti-dilution adjustments to the conversion price of the existing Series A Preferred Stock, the August 2017 Notes and the June 2018 Notes into Common Stock, and reduce the exercise price of the existing warrants to acquire Common Stock. See Notes 3 and 5.

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

These condensed consolidated financial statements are unaudited; however, in the opinion of management, these condensed statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine-month period ending September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Overview

We are a clinical-stage biopharmaceutical company developing medical therapies for the treatment of cancer. We commenced operations on January 24, 2007, and since 2008, our activities have been focused on the development of Prolanta™, a biological drug for the treatment of cancer. Our initial focus is ovarian cancer, and we commenced a Phase I clinical trial of Prolanta™ in the treatment of ovarian cancer after we received clearance from the FDA. We also believe that Prolanta™ may be effective in the treatment of breast, prostate and other cancers. During October 2018, we licensed certain rights to an additional product candidate, Cyclosam, which will require extensive further development before commercialization.

We believe our success primarily will be dependent on (i) the safety and efficacy of our drug candidates, (ii) our ability to retain and attract additional members of management, and (iii) our ability to raise sufficient capital to fund our development plans for our drug candidates and/or acquire other product candidates. There are numerous other factors that will affect our success, such as competitive products, our ability to maintain a proprietary position, and the relative resources of others.

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

Results of Operations

General. We are in the early stage of development of our product candidates which will require extensive testing in humans and regulatory approvals prior to sale for medical use. To date, we have not generated any revenues from operations. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates may never be successfully developed or commercialized. At September 30, 2018, Oncolix had an accumulated deficit of $29.4 million primarily as a result of expenditures for research and development and general and administrative expenses. We expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues or achieve profitability.

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

We expect to incur substantial research and development expenses in the foreseeable future as we continue product development. The amount and timing of such costs will depend on various factors, including the availability of resources to fund these activities, the timing or regulatory approvals for stages of testing or commercialization, the results of testing at each stage of product development, the size and length of clinical studies required at each stage of development, the regulatory requirements for commercialization, and the costs of intellectual property protection, among other factors. In general, expenses increase substantially as a product progresses from early to later stages of development, and we expect our research and development expenses to increase in a similar manner. In the event that we license or acquire additional product candidates, research and development expense may increase as a result of the development of such product candidates.

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

Comparison of Three Months Ended September 30, 2018 and 2017. The results of operations of the Company for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenue	$-	$-	$-	-%
Expenses
Research and development expenses	211,197	76,013	135,184	178%
General and administrative expenses	221,633	350,303	(128,670)	-37%
Total operating expenses	432,830	426,316	6,514	2%
Loss on debt refinancing	-	-	-	NM *
Gain on extinguishment of debt	-	(437,184)	437,184	-100%
Interest expense on convertible notes	626,299	814,054	(187,755)	-2%
Net loss	(1,059,129)	(803,186)	(255,943)	32%
Imputed dividend for adjustment of
Series A conversion price into
Common Stock	-	-	-	-%
Net loss attributable to Common Stock	$(1,059,129)	$(803,186)	(255,943)	32%

Loss per common share - basic
and diluted	$(0.010)	$(0.009)	$(0.001)	14%
Weighted average common shares
outstanding - basic and diluted	106,336,632	92,190,551

_________________

* NM - Not meaningful

Research and development expense increased approximately $135,000 from the three months ended September 30, 2017 to the comparable period in 2018, principally as a result of process development and consulting costs incurred in 2018 as the Company evaluated improvements to its manufacturing process and prepared material for continued clinical trials. The Company has commenced enrollment of the second dosing group in its Phase I clinical trial during 2018, but no significant costs have been incurred as of September 30, 2018.

General and administrative costs decreased approximately $129,000 from the three months ended September 30, 2017 to the comparable period in 2018. The Company’s public entity costs in 2018 were lower than in 2017 as a result of reduced cash resources.

In connection with the August 2017 Notes, certain prior indebtedness was restructured and the Company merged with AEPP. A gain of approximately $437,000 was recognized in 2017 related to these activities.

Interest expense decreased approximately $188,000 from the three months ended September 30, 2017 to the comparable period in 2018. While there are higher borrowing level in 2018 after the sale of the August 2017 Notes in August 2017 and the June 2018 Notes in June 2018, the restructuring of the August 2017 Notes in June 2018 reduced the accretion of discount incurred during the remaining life of the notes. See Note 5 of Condensed Notes to Consolidated Financial Statements for a summary of interest expense, including accretion. A lower debt amount was outstanding in the comparable period in 2017.

The net loss attributable to Common Stock for the three months ended September 30, 2018, increased approximately $256,000, or 32%, compared to the 2017 period principally as a result of the gain recognized on the extinguishment of debt in 2017 that was not repeated in 2017. Net loss per share also increased, partially offset by the higher number of outstanding shares of Common Stock from the merger of Oncolix/DE and Oncolix in 2017.

Comparison of Nine Months Ended September 30, 2018 and 2017. The results of operations of the Company for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	$	%
Revenue	$-	$-	$-	-%
Expenses
Research and development expenses	379,092	153,108	225,984	148%
General and administrative expenses	815,451	1,144,427	(328,976)	-29%
Total operating expenses	1,194,543	1,297,535	(102,992)	-8%
Loss on debt refinancing	1,706,733	-	1,706,733	NM *
Gain on extinguishment of debt	-	(437,184)	437,184	NM *
Interest expense on convertible notes	3,078,789	1,276,733	1,802,056	141%
Net loss	(5,980,065)	(2,137,084)	(3,842,981)	180%
Imputed dividend for adjustment of
Series A conversion price into
Common Stock	841,517	-	841,517	NM *
Net loss attributable to Common Stock	$(6,821,582)	$(2,137,084)	(4,684,498)	219%

Loss per common share - basic
and diluted	$(0.065)	$(0.027)	$(0.038)	138%
Weighted average common shares
outstanding - basic and diluted	105,104,310	78,302,103

________________

* NM - Not meaningful

Research and development expense increased approximately $226,000 from the nine months ended September 30, 2017 to the comparable period in 2018, principally as a result of process development and consulting costs incurred in 2018 as the Company evaluated improvements to its manufacturing process and the preparation of material for continued clinical trials. The Company commenced enrollment of the second dosing group in its Phase I clinical trial during 2018, but no significant costs have been incurred as of September 30, 2018.

General and administrative costs decreased approximately $329,000 from the nine months ended September 30, 2017 to the comparable period in 2018. During 2017, the Company acquired an interest in AEPP for $365,000 which was expensed as an acquisition cost of the Merger. This was partially offset by the higher public entity costs in 2018 after the merger with AEPP in August 2017.

During 2018, the terms of the August 2017 Notes were modified, and we recognized a loss on this debt refinancing of $1,706,733, comprised of the remaining unrecognized accretion on these notes.

Interest expense increased approximately $1,802,000 from the nine months ended September 30, 2017 to the comparable period in 2018. The increase in interest expense is the result of a higher borrowing level in 2018 after the sale of the August 2017 Notes in August 2017 and the June 2018 Notes in June 2018. These notes were sold at substantial discounts to the amounts due at maturity, resulting in higher recorded interest expense for accretion as well as the 10% stated interest rate. See Note 5 of Condensed Notes to Consolidated Financial Statements for a summary of interest expense, including accretion. A lower debt amount was outstanding in the comparable period in 2017.

The net loss attributable to Common Stock for the nine months ended September 30, 2018, increased approximately $4,684,000, or 219%, compared to the 2017 period as a result of the loss recognized on the debt refinancing and the higher interest costs and the imputed dividend for the anti-dilution adjustment of the Series A conversion price into Common Stock. Net loss per share also increased, partially offset by the higher number of outstanding shares of Common Stock from the merger of Oncolix/DE and Oncolix in 2017.

Liquidity and Capital Resources

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of our product candidates for the treatment of cancer. The FDA has granted clearance to conduct a Phase I clinical trial in subjects with ovarian cancer, and we commenced the first phase of this study in early 2016. To complete this study we may require additional drug supplies. If this and other studies are successful, substantial additional resources will be necessary to complete the development of Prolanta and seek regulatory approval to market the drug. Based on our current expectations, we believe this development will require at least $25 million of additional funds. We have not yet determined the estimated development costs required for the Cyclosam product candidate acquired in October 2018.

The development of pharmaceutical products requires laboratory and preclinical studies before seeking regulatory approval for human testing, as well various stages of testing in humans. We have completed these laboratory and preclinical studies, but the results of our human studies or requests of regulatory authorities may require additional studies. In addition, the manufacturing of our product candidates must be conducted under controlled conditions, and we may seek to improve the process. After we complete the Phase I clinical trial, the human studies to determine the safety of Prolanta will be conducted in larger and larger groups of patients. All of these activities will require the expenditure of substantial funds. In the event that we obtain or develop additional product candidates, we will incur similar types of costs.

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

To continue our development program, we expect our research and development expenses to increase in connection with our ongoing activities relating to our product candidates, particularly as we focus on and proceed with our clinical trials for our Prolanta product. In addition, our expenses could increase beyond current expectations if applicable regulatory authorities, including the FDA, require that we perform studies in addition to those that we currently anticipate, assuming we successfully complete our Phase I clinical trials, commence and complete our proposed Phase II clinical trials. We currently estimate that we require approximately $1 million to complete the Phase I clinical trial, depending on the cost and availability of drug supplies. We will still need substantial additional capital in the future in order to complete the clinical trials and obtain regulatory approval of Prolanta. Accordingly, we will need to raise additional capital to fund future operations and we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all. Failure to raise additional capital could cause us to curtail operations and result in the loss of your investment in our common stock.

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

As of September 30, 2018, we had cash of approximately $123,000 and secured notes payable with a balance due at maturity of approximately $7.3 million. In addition, we have liabilities to third parties and related parties totaling approximately $126,000 and deferred compensation to our employees of approximately $1,268,000 as of September 30, 2018. We expect our existing cash resources to fund our normal operations into December 2018. We will be required to raise additional funds to continue operations after that date.

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

The following table shows a summary of the Company’s cash flows for the periods presented.

	Nine Months Ended September 30,
	2018	2017	Change
Net cash used in operating activities	$(1,319,639)	$(1,553,943)	$234,304
Net cash provided by financing activities	948,529	2,899,267	$(1,950,738)
Net increase in cash and cash
equivalents	(371,110)	1,345,324	$(1,716,434)
Cash and cash equivalents at beginning
of period	494,410	15,264
Cash and cash equivalents at end of period	$123,300	$1,360,588
Non-cash financing activities
Stock issued to pay interest and other liabilities	$-	$56,926
Stock issued in cashless exercise of warrants	$-	$90
Stock issued in conversion of secured notes	$120,000	$-
Beneficial conversion feature of notes issued	$-	$1,822,248
Stock assumed in reverse merger	$-	$3,177
Warrants issued in debt modifications	$-	$19,900
Warrants issued to placement agent	$25,290	$267,422
Debt discount related to warrants issued	$171,110	$1,639,005
Inputed dividend for adjustment of Series A
conversion price into Common Stock	$841,547	$-
Interest paid in cash	$107,090	$12,248

Cash used in operating activities decreased approximately $234,000 from the nine months ended September 30, 2017, to the comparable period in 2018, reflecting the reduction in operating expenses between the periods. Cash provided by financing activities decreased approximately $1,951,000 from the 2017 period to the 2018 period, reflecting reduced borrowing under convertible notes in 2018, net of offering costs, as compared to the comparable period in 2017.

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

With respect to the period ending September 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2018, the Company’s management, including its Principal Executive/Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management was dominated by two individuals during the three-month period ended September 30, 2018, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

____________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oncolix, Inc. (Registrant)

Date: November 19, 2018	By:	/s/ Michael T. Redman
Michael T. Redman President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

